Form 10-Q
period 2010-06-30
Greektown Superholdings, Inc.
filed 2010-08-16
CIK 1487685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to __________

Commission File Number 000-53921

GREEKTOWN SUPERHOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2216916
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

555 East Lafayette, Detroit, Michigan	48226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (313) 223-2999

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒     No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2010

Series A-1 Common Stock, $0.01 par value	140,000 shares
Series A-2 Common Stock, $0.01 par value	None

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements
Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands)

	Successor June 30, 2010	Predecessor December 31, 2009

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,596	$25,692
Certificate of deposit	532	530
Accounts receivable – gaming, net	1,692	3,603
Accounts receivable – other, net	1,296	1,069
Notes receivable	2,000	2,460
Gaming tax receivable	5,743	12,328
Inventories	413	433
Prepaid expenses and other current assets	12,724	19,498
Current portion of financing fees	3,308	3,042

Total current assets	41,304	68,655

Property, building, and equipment, net	339,554	472,271

Other assets:
Financing fees, net of accumulated amortization of $0 and $27,982 in 2010 and 2009, respectively	12,894	6,670
Deposits and other assets	30	30
Casino development rights	117,800	—
Trade names	26,300	—
Rated player relationships	69,000	—
Goodwill	108,475	—

Total assets	$715,357	$547,626

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands)

	Successor June 30, 2010	Predecessor December 31, 2009

	(unaudited)
Liabilities and shareholders’ equity (members’ deficit)
Current liabilities:
Debtor-in-possession financing	$—	$190,037
Secured debt in default	—	342,054
Accounts payable	11,569	12,846
City of Detroit settlement agreement accrual	—	13,547
Accrued interest	—	1,650
Accrued income taxes	7,230	587
Unsecured distribution liability	10,000	—
Notes payable	977	1,890
Accrued expenses and other liabilities	13,935	20,360

Total current liabilities	43,711	582,971

Liabilities subject to compromise	—	252,420

Long-term liabilities:
Senior secured notes	362,605	—
Obligation under capital lease	2,522	786
Deferred michigan business tax	3,720	2,370

Total long-term liabilities	368,847	3,156

Total liabilities	412,558	838,547

Shareholders’ equity (members’ deficit):
Series A-1 preferred stock at $0.01 par value; 1,688,268 shares authorized, 1,463,535 shares issued and outstanding at June 30, 2010	185,396	—
Series A-2 preferred stock at $0.01 par value; 645,065 shares authorized, 162,255 shares issued and outstanding at June 30, 2010	20,551	—
Series A-1 preferred warrants at $0.01 par value; 202,511 shares issued and outstanding at June 30, 2010	25,651	—
Series A-2 preferred warrants at $0.01 par value; 460,587 shares issued and outstanding at June 30, 2010	58,342	—
Series A-1 common stock at $0.01 par value; 4,354,935 shares authorized, 140,000 shares issued and outstanding at June 30, 2010	1	—
Series A-2 common stock at $0.01 par value; 645,065 shares authorized, no shares issued	—	—
Additional paid-in capital	12,858	47,588
Retained earnings	—	(338,509)

Total shareholders’ equity (members’ deficit)	302,799	(290,921)

Total liabilities and shareholders’ equity (members’ deficit)	$715,357	$547,626

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Operations (unaudited)
(In Thousands)

	Predecessor Three Months Ended June 30,		Predecessor Six Months Ended June 30,
	2010	2009	2010	2009

Revenues
Casino	$85,395	$84,059	$173,563	$162,631
Food and beverage	5,695	5,928	11,924	10,847
Hotel	2,436	2,729	4,628	3,480
Other	1,249	1,348	2,482	2,500

Gross revenues	94,775	94,064	192,597	179,458
Less promotional allowances	11,889	8,564	23,591	15,390

Net revenues	82,886	85,500	169,006	164,068

Operating expenses
Casino	21,012	17,970	40,425	36,359
Gaming taxes	18,851	22,961	38,469	44,460
Food and beverage	3,903	4,422	7,817	8,411
Hotel	2,310	1,905	4,397	2,724
Marketing, advertising, and entertainment	2,070	1,818	4,146	2,856
Facilities	4,903	4,381	9,689	9,243
Depreciation and amortization	5,271	3,173	10,488	5,747
General and administrative expenses	10,542	10,099	21,437	20,338
Other	53	129	105	285
Pre-opening expenses	—	—	—	1,043
Consulting company success fee	—	2,588	—	4,160

Operating expenses	68,915	69,446	136,973	135,626

Income from operations	13,971	16,054	32,033	28,442

Net gain (loss) on Chapter 11 related reorganization items and fresh start adjustments	309,465	(4,465)	301,352	(10,255)

Other income (expense)
Interest income (expense)	(18,682)	(17,998)	(37,489)	(31,355)
Amortization of finance fees	(1,039)	(4,551)	(2,079)	(8,355)
Other	—	—	(298)	154

Total other expense, net	(19,721)	(22,549)	(39,866)	(39,556)

Income (loss) before provisions for state income taxes	303,715	(10,960)	293,519	(21,369)

Michigan business tax (expense) benefit – current	(487)	188	(1,248)	(12)
Michigan business tax (expense) benefit – deferred	(1,387)	(133)	(1,350)	268

Net income (loss)	$301,841	$(10,905)	$290,921	$(21,113)

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In Thousands)

	Predecessor Six Months ended June 30,

	2010	2009

Operating activities
Net income (loss)	$290,921	$(21,113)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,488	5,747
Amortization of financing fees	2,079	8,355
Bad debt expense	1,500	—
Chapter 11 related reorganization items and fresh start adjustments	(301,354)	10,255
Deferred Michigan business tax	1,350	(271)
Changes in current assets and liabilities:
Accounts receivable	184	(715)
State of Michigan gaming tax refundable	6,585
Inventories	20	1
Prepaid expenses and other current assets	4,748	5,196
Notes receivables	460	(60)
Accounts payable	(6,315)	(7,962)
Accrued PIK interest	(27,783)	7,808
City of Detroit settlement agreement accrual	(13,547)	—
Accrued expenses, interest, and other liabilities	14,031	16,581

Net cash (used in) provided by operating activities before reorganization costs	(16,633)	23,822
Operating cash flows for reorganization costs	(14,557)	(10,813)

Net cash (used in) provided by operating activities	(31,190)	13,009

Investing activities
Capital expenditures	(5,566)	(33,965)
Investment in certificate of deposit	(2)	(5)

Net cash used in investing activities	(5,568)	(33,970)

Financing activities
Proceeds from borrowings on long-term debt and notes payable	362,605	28,523
Payments on long-term debt	(516,328)	(263)
Payments on notes payable	(913)	(3,907)
Financing fees paid	(16,702)	(7,434)
Proceeds from issuance of stockholders’ equity	196,000	—

Net cash provided by financing activities	24,662	16,919

Net decrease in cash and cash equivalents	(12,096)	(4,042)
Cash and cash equivalents at beginning of period	25,692	24,032

Cash and cash equivalents at end of period	$13,596	$19,990

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$13,689	$9,508

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity (unaudited)
(In Thousands)

	Successor Greektown Superholdings, Inc.									Predecessor Greektown Holdings

	Common Stock A-1	Common Stock A-2	Preferred Stock A-1	Preferred Stock A-2	Preferred Warrants A-1	Preferred Warrants A-2	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity	Contributed Capital	Accumulated Income (Deficit)	Total Members’ Deficit

Balance at December 31, 2008										$47,588	$(272,565)	$(224,977)
Member contribution										—	—	—
Net loss										—	(65,944)	(65,944)

Balance at December 31, 2009										$47,588	$(338,509)	$(290,921)
Net income										—	290,921	290,921
Elimination of Holdings’ deficit										(47,588)	47,588	—

Balance at March 17, 2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	—	—	—

Issuance of shareholders’ equity	1	—	185,396	20,551	25,651	58,342	12,858	—	302,799	—	—	—

Balance at June 30, 2010	$1	$—	$185,396	$20,551	$25,651	$58,342	$12,858	$—	$302,799	$—	$—	$—

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

Note 1. Organization, Background and Bankruptcy Considerations

Organization

          Greektown Holdings, L.L.C. (“Greektown Holdings”) was formed in September 2005 as a limited liability company owned by Kewadin Greektown Casino, L.L.C. (“Kewadin Greektown”), which was 100% owned by the Sault Ste. Marie Tribe of Chippewa Indians (the “Tribe”), and Monroe Partners, L.L.C. (“Monroe”). Greektown Holdings owns Greektown Casino, L.L.C. (“Greektown LLC”), which is engaged in the operation of a hotel and casino gaming facility known as Greektown Casino Hotel (“Greektown Casino”) located in downtown Detroit that opened November 10, 2000 under a license granted by the Michigan Gaming Control Board (“MGCB”) and a Development Agreement with the City of Detroit.

          On May 29, 2008, Greektown Holdings, together with its direct and indirect subsidiaries and certain affiliates, filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the Unites States Bankruptcy Court for the Eastern District of Michigan. As contemplated by a plan of reorganization (the “Plan”) approved by the Bankruptcy Court, the details of which are described in the subsequent “Background and Bankruptcy Considerations” section, Greektown Superholdings, Inc. (“Greektown Superholdings,” and together with its subsidiaries “we,” “our,” “us,” “the Company,” or “Greektown”) was incorporated under the laws of the State of Delaware on March 17, 2010. As of the Effective Date (as defined below in “Background & Bankruptcy Considerations”), each of Greektown Superholdings and its wholly-owned subsidiary, Greektown Newco Sub, Inc. (the “Greektown Sub”), hold 50% of the outstanding membership interests of Greektown Holdings. Greektown Superholdings is a holding company. Through its direct and indirect ownership of Greektown LLC, Greektown Superholdings owns and operates Greektown Casino. Greektown LLC also holds all the ownership interest in Contract Builders Corporation (“Contract Builders”), Realty Equity Company, Inc. (“Realty Equity”) and Trappers GC Partner, LLC (“Trappers”), each of which own real estate near Greektown Casino. The assets of Trappers were transferred to Greektown Casino and Trappers will be dissolved pursuant to the Plan. Unless otherwise indicated or the context otherwise requires, the following discussion describes the business and operations of Greektown Superholdings after the Effective Date. Greektown Superholdings’ corporate headquarters are located at 555 East Lafayette, Detroit, Michigan 48226.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

Background & Bankruptcy Considerations

          The following discussion provides a summary of the events leading to consummation of the Plan, which was proposed by the Put Parties (as defined below) and certain other parties in the Chapter 11 cases involving Greektown Holdings.

          On May 29, 2008 (the “Petition Date”), Greektown Holdings, its direct and indirect subsidiaries and certain affiliates (collectively, the “Debtors” or “Predecessor”) filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Michigan (the “Bankruptcy Court”). These cases were consolidated under the caption, “In re Greektown Holdings, L.L.C., et al. Case No. 08-53104.” On August 26, 2009, the Debtors filed the Second Amended Joint Plans of Reorganization (the “Debtor Plan”) and the Second Amended Disclosure Statement for Joint Plans of Reorganization (the “Debtor Disclosure Statement”). On September 3, 2009, the Bankruptcy Court approved the Debtor Disclosure Statement.

          On November 2, 2009, certain holders of the 10-3/4% Senior Notes due 2013 (the “Senior Notes”) issued by Greektown Holdings and Greektown Holdings II, Inc. and certain other parties (the “Put Parties”) entered into a Purchase and Put Agreement, dated November 2, 2009 (as amended by that certain First Amendment to Purchase and Put Agreement, dated January 11, 2010, the “Purchase and Put Agreement”).

          The effectiveness of the Plan was conditioned, among other things, on the receipt of all required authorizations, consents and regulatory approvals, including those from the City of Detroit and the MGCB, obtaining the Revolving Loan, as defined below, the satisfaction or waiver of the conditions precedent in the documents governing the Exit Financing, as defined below, and the actions, documents and agreements necessary to implement the Plan being satisfactory in form and substance to the Put Parties prior to June 30, 2010. The Plan became effective and the Debtors emerged from bankruptcy on June 30, 2010 (the “Effective Date”), upon satisfaction of such conditions.

          The Plan, which was substantially consistent with the terms set forth in the Purchase and Put Agreement, generally provided for the full payment or reinstatement of allowed administrative claims, priority claims, post-petition secured claims, and pre-petition secured claims, the satisfaction of general unsecured claims through the distribution of cash and litigation trust interests and the cancellation of the existing equity interests in Greektown Holdings. As of the Effective Date, the deadline to file administrative claims, professional claims and substantial contribution claims had not yet occurred. As provided in the Plan and confirmation order, such claims, if any, may not be subject to resolution under the Plan. The Plan also provided that the holders of Senior Notes receive all of the shares of our Common Stock issued pursuant to the Plan and the rights issued in the Rights Offering (as defined below) plus interests in litigation trust (the “Litigation Trust”). The Litigation Trust, which has been established pursuant to the Plan, has authority and standing to, among other things, (i) monitor distributions to general unsecured creditors under the Plan and (ii) perform the general unsecured creditors’ claims reconciliation process. On the Effective Date, rights to certain claims or causes of action of the Debtors were placed into the Litigation Trust. On the Effective Date, Greektown LLC loaned $375,000 on a non-recourse basis to the Litigation Trust to fund the fees, expenses, and costs of the Litigation Trust (the “Litigation Trust Loan”), which is evidenced by a note payable by the Litigation Trust to Greektown LLC. A trustee was appointed for the Litigation Trust who will, among other things, hold the assets of the trust for the benefit of the holders of general unsecured claims and such other beneficiaries as described in the Plan, prosecute or resolve certain unsettled litigation claims and make distributions of consideration received by the Litigation Trust as a result of any judgment, settlement, or compromise of any such claims.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

          Pursuant to the Plan, the sale of 1,850,000 shares of Preferred Stock in a rights offering (the “Rights Offering”), together with the direct purchase of 150,000 shares of Preferred Stock by certain of the Put Parties, all at a purchase price of $100 per share, provided approximately $196 million in net proceeds to the Debtors’ estates. Such net amount reflects the determination of the Put Parties to receive $4 million of the Cash Put Premium from Greektown Superholdings in cash and 66,666 shares of Preferred Stock in lieu of the remaining $6 million of the Cash Put Premium. All of the purchases of Preferred Stock were completed on the Effective Date and the shares of Preferred Stock were issued on the Effective Date or as soon as reasonably practicable thereafter. Each party who agreed to purchase Preferred Stock was given the option to purchase Preferred Stock with regular or reduced voting rights. However, certain parties that elected to purchase Preferred Stock and were concerned that they might acquire more than 4.9% of the capital stock of Greektown Superholdings, or certain parties that qualified as “Institutional Investors” under Michigan gaming law that were concerned that they may acquire more than 14.9% of the capital stock of Greektown Superholdings, elected to receive Warrants to purchase Preferred Stock at an exercise price of $0.01 per share representing a portion of the Preferred Stock that they had elected to purchase. As a result, the holders of Senior Notes and the Put Parties own all of the outstanding equity interests of Greektown Superholdings as of the Effective Date. In addition, under the Plan, at the end of the day on the Effective Date, Greektown Holdings’ existing members’ capital (deficit) was extinguished and no distributions were made to existing members. Certain of the Put Parties assigned their Put Commitment and certain of their other rights and obligations under the Purchase and Put Agreement to other Put Parties pursuant to an Assignment and Assumption Agreement dated as of March 31, 2010.

          On the Effective Date, Greektown Superholdings issued $385 million in 13% Senior Secured Notes (the “New Senior Secured Notes”) and entered into a $30 million revolving credit facility with Comerica Bank, $20 million of which is currently available for borrowings (the “Revolving Loan” and, together with the New Senior Secured Notes, the “Exit Financing”). On the Effective Date, the proceeds of the Rights Offering, the proceeds of the direct purchase of Preferred Stock, and the proceeds from the sale of the New Senior Secured Notes were used to pay all outstanding borrowings under the DIP Facility, to repay the pre-petition secured claims, and to make other payments required upon exit from bankruptcy. The proceeds from the sale of the New Senior Secured Notes remaining after the foregoing payments were made, as well as the Revolving Loan, will be used to provide ongoing liquidity to conduct our post-reorganization operations.

Note 2. Summary of Significant Accounting Policies

Presentation and Basis of Accounting

          The accompanying consolidated financial statements present the financial position of Greektown Superholdings, Inc. and its wholly owned subsidiaries as of June 30, 2010. The accompanying consolidated statements of operations and cash flows of the Predecessor are presented for the three and six months ended June 30, 2010 and 2009.

          On May 29, 2008 (the “Petition Date”), the Debtors filed a voluntary petition for reorganization (the “Restructuring Proceedings”) under Chapter 11 of the United States Bankruptcy Code (see Note 3). The accompanying consolidated financial statements of the Predecessor as of December 31, 2009 and for the three and six months ended June 30, 2009 have been prepared in accordance with the Reorganizations topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

          The Reorganizations topic of the ASC, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

Use of Estimates

          The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, building, and equipment, valuation allowances for receivables, tax obligations and certain other accrued liabilities. Actual results could differ from those estimates.

Casino Revenues

          Greektown Casino recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues from food and beverage and hotel operations are recognized at the time of sale or upon the provision of service.

Promotional Allowances

          The retail value of food, beverage, and other complimentary items furnished to customers without charge is included in revenues and then deducted as promotional allowances. The estimated costs of providing such promotional allowances for the six months ended June 30, 2010 and 2009, are approximately as follows (in thousands):

	Predecessor Six Months Ended June 30,
	2010	2009

Food and beverage	$6,045	$4,142
Hotel	1,489	915

	$7,534	$5,057

Cash, Cash Equivalents, and Certificates of Deposit

          The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Certificates of deposit represent cash deposits with original maturities in excess of three months.

Goodwill and Intangible Assets

          Goodwill represents the excess of reorganization value over fair value of assets acquired and liabilities assumed in fresh start accounting. In accordance with accounting guidance related to goodwill and other intangible assets, we test for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year and in certain situations between those annual dates.

          Goodwill is tested for impairment using a discounted cash flow model based on the estimated future results of the Company, discounted using the Company’s weighted-average cost of capital and market indicators of terminal year capitalization rates. The implied fair value of the Company’s goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the Company to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill. If the implied fair value of the goodwill is less than its carrying value, then it is written down to its implied fair value.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

          Indefinite-lived intangible assets are not subject to amortization but are tested for impairment using a discounted cash flow approach. Intangible assets with a definite life are amortized over their useful life which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

          Inherent in the reviews of the carrying amounts of goodwill and intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

Fair Value of Financial Instruments

          The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, and accounts payable approximates fair value because of the short-term maturity of these instruments. The fair value of debt, and long-term payables approximates their carrying value, as determined by the Company, using available market information.

Income and Other Taxes

          A provision for federal income taxes for the six months ended June 30, 2010 and 2009 was not recorded because the operating results presented within the statement of operations are the results of the predecessor entity, Greektown Holdings, for the three and six months ended June 30, 2010 and 2009. Greektown Holdings is a limited liability company (“LLC”) taxed as a partnership for federal tax purposes. As such, taxable income or loss is allocated to the members of Greektown Holdings based on their respective ownership percentages in accordance with the LLC agreement. Such members were not included in the financial statements prior to the implementation of the plan on June 30, 2010. Beginning June 30, 2010, the successor members after implementation of the Plan (i.e., Greektown Superholdings and Greektown Newco Sub) will be included in the financial statements such that a federal tax provision will be recorded in subsequent quarters.

          On July 12, 2007, the Michigan legislature enacted the Michigan Business Tax (MBT) which is considered an income tax under the provisions of the Income Taxes topic of the FASB ASC. The MBT has a gross receipts tax and an income tax component. Due to these changes, the enactment has resulted in the recording of both a deferred tax asset and a deferred tax liability. The deferred tax asset was approximately $1.2 million and the deferred tax liability was approximately $4.9 million as of June 30, 2010. These amounts are presented net as a long-term deferred tax liability of approximately $3.7 million. The deferred tax asset is the result of future deductions allowed under the enactment provisions of the new law starting in 2015, whereas the deferred tax liability is the result of the enactment of the law and the liability resulting from the temporary differences related to capital acquisitions reversing in future periods related to the gross receipts calculation. During the six months ended June 30, 2010, the Company recorded a deferred expense for MBT of approximately $1.4 million and a current expense for MBT of approximately $1.3 million. Included in taxes payable is an estimated liability for 2010 MBT of approximately $800,000 and an estimated income tax contingency of $6.5 million related to certain potential taxes that could be assessed in connection with the enactment of the Plan.

Impairment or Disposal of Long-Lived Assets

          The Company accounts for long-lived assets in accordance with the provisions of the Property, Plant, and Equipment topic of the FASB ASC. The Property, Plant, and Equipment topic of the FASB ASC requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

Note 3. Emergence from Chapter 11

Plan of Reorganization

          Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company emerged from bankruptcy and the Senior Noteholders of the Predecessor acquired the equity ownership of the Company through (a) the issuance of shares of its Common and Preferred Stock and warrants to purchase additional shares of its Preferred Stock and (b) the assumption of certain liabilities of the Predecessor incurred after the Petition Date to the extent not paid on or prior to the Effective Date.

          The Plan also provided for, among other things:

•	the cancellation of the Senior Notes in the amount of $185 million;

•	the cancellation of pre-petition accounts payable, in the amount of $14.2 million;

•	the cancellation of approximately $65.0 million of other indebtedness pertaining to pre-petition obligations;

•	payment in full of the DIP Financing in the amount of $193.4 million and related interest;

•	payment in full of the pre-petition Secured Debt in Default in the amount of $367.3 million;

•	reinstatement, payment in full, or satisfaction in full by return of collateral of all other Allowed Claims (as defined in the Plan); and

•	the entry into of certain Exit Financing arrangements, which consisted of (i) the New Senior Secured Notes and (ii) the Revolving Loan.

Fresh Start Consolidated Balance Sheet

          In accordance with the Reorganizations topic of the ASC, the Company adopted fresh-start reporting upon the Effective Date. The Company was required to apply the provisions of fresh-start reporting to its financial statements because the reorganization value of the assets on the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and the holders of the existing voting shares of the Predecessor’s common stock immediately before confirmation received less than 50 percent of the voting shares of the emerging entity. Under the accounting guidance, fresh-start reporting is required on the date on which the plan of reorganization is confirmed by the Bankruptcy Court, but further provides that fresh-start reporting should not be applied until all material conditions to the Plan are satisfied. All material conditions to the Plan were satisfied on June 30, 2010, the Effective Date.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

          Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s enterprise value as set forth in the Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Effective Date. As set forth in the disclosure statement, relating to the Plan, that was confirmed by the Bankruptcy Court on December 4, 2009, the enterprise value was estimated to be in the range of $626.7 million to $696.2 million, with a mid-point estimate of $662.7 million, based on financial projections. The enterprise value was estimated using various valuation methods, including (i) a calculation of the present value of projected free cash flows and a terminal value, using a range of discount rates (the “Discounted Cash Flow Analysis”); (ii) a comparison of the financial data of the reorganized Debtors with comparable publicly traded gaming companies (the “Comparable Companies Analysis”); and (iii) an analysis of comparable valuations indicated by precedent mergers and acquisitions transactions in the gaming industry (the “Precedent Transactions Analysis”).

          The enterprise value using the Discount Cash Flow Analysis was determined using the Predecessor’s financial projections for the periods through 2013. The four year compounded annual growth rate used in the projections was 2.7%. These financial projections were provided in the Plan disclosure statement and included anticipated changes associated with the Company’s reorganization plans, general market conditions, as well as other pertinent economic factors. The discount rate applied was in the range of 9% to 10% which was calculated using a weighted average cost of capital analysis based on comparable statistics of the Company’s peer group. The present value of all cash flows after 2013 were calculated using terminal values which were calculated by applying exit multiples ranging from 7.0x to 8.0x the 2013 financial projections which was then discounted in the range of 9% to 10%. Exit multiples ranging from 7.0x to 8.0x were based upon comparable company EBITDA multiples of the Company’s peer group.

          Based upon an evaluation of relevant factors used in determining the range of enterprise value, including an assessment of the Company’s expected future cash flow projections, the Company concluded that the midpoint enterprise value estimate of $662.7 million should be used for fresh start reporting purposes, as it most closely approximately fair value.

          In accordance with fresh start reporting, the Company’s enterprise value has been allocated to existing assets using the measurement guidance provided in accounting guidance related to business combinations. In addition, liabilities, other than deferred taxes, have been recorded at the present value of amounts estimated to be paid. Finally, the Predecessor’s accumulated deficit has been eliminated and the Company’s new debt and equity have been recorded at fair value in accordance with the Plan. Deferred taxes have been determined in accordance with accounting guidance related to income taxes.

          Estimates of fair value represent the Company’s best estimates, which are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

          The implementation of the Plan and the effects of the consummation of the transactions contemplated therein, which included the settlement of various liabilities, repayment of the Predecessor’s indebtedness, incurrence of new indebtedness, issuance of new equity securities and the adoption of fresh-start reporting in the Company’s consolidated balance sheet as of June 30, 2010 are as follows (in thousands):

	Predecessor/ Historical Greektown Holdings, L.L.C.	Plan Effect Adjustments (a)		Fresh Start Adjustments (g)		Greektown Superholdings, Inc. As Adjusted

	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$31,282	$(17,686)	(b)	$—		$13,596
Certificates of deposit	532	—		—		532
Accounts receivable—gaming, net	1,692	—		—		1,692
Accounts receivable—other, net	921	375	(c)	—		1,296
Notes receivable	2,000	—		—		2,000
Inventories	413	—		—		413
State of Michigan gaming tax refundable	5,743	—		—		5,743
Prepaid expenses and other current assets	13,900	850	(d)	(2,026)	(e)	12,724
Current portion of financing fees	—	3,308	(f)	—		3,308

Total current assets	56,483	(13,153)		(2,026)		41,304
Property, building and equipment, net	467,349	—		(127,795)	(h)	339,554
Financing fees, net	17,309	(4,415)	(f)	—		12,894
Deposits and other assets	30	—		—		30
Other identifiable intangible assets:
Trade names	—	—		26,300	(i)	26,300
Rated player relationships	—	—		69,000	(i)	69,000
Casino development rights	—	—		117,800	(i)	117,800

Total other identifiable intangible assets	—	—		213,100		213,100
Goodwill	—	—		108,475	(j)	108,475

Total assets	$541,171	$(17,568)		$191,754		$715,357

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

	Predecessor/ Historical Greektown Holdings, L.L.C.	Plan Effect Adjustments (a)		Fresh Start Adjustments (g)		Greektown Superholdings, Inc. As Adjusted

	(In thousands, except per share amounts)

Liabilities and shareholders’/members’ equity (deficit)
Current liabilities:
Debtor-in-possession financing	$193,415	$(193,415)	(k)	$—		$—
Secured debt in default	367,322	(367,322)	(l)	—		—
Accounts payable	11,569	—		—		11,569
Accrued income taxes	760	6,470	(m)	—		7,230
Unsecured distribution liability	—	10,000	(n)	—		10,000
Notes payable	977	—		—		977
Accrued expenses and other liabilities	11,285	2,650	(o)	—		13,935
Accrued interest	5,441	(5,441)	(k)			—

Total current liabilities	590,769	(547,058)		—		43,711
Long-term liabilities:
New senior secured revolving credit facility	—	—	(p)	—		—
New senior secured notes, net of discount	—	362,605	(q)	—		362,605
Obligation under capital lease	786	—		1,736	(r)	2,522
Deferred Michigan Business Tax, net	3,720	—		—		3,720

Total long-term liabilities	4,506	362,605		1,736		368,847
Liabilities subject to compromise	264,987	(264,987)	(s)	—		—
Shareholders’ equity/members’ equity (deficit)	(319,091)	431,872	(t)	190,018	(u)	302,799

Total liabilities and shareholders’ equity/members’ equity (deficit)	$541,171	$(17,568)		$191,754		$715,357

Explanatory notes:

(a)—Represents amounts recorded as of the Effective Date for the consummation of the Plan, including the settlement of liabilities subject to compromise, the satisfaction of the DIP financing and pre-petition secured debt in default, the issuance of new indebtedness and related cash payments, the issuance of Common and Preferred Stock and warrants to purchase Preferred Stock, and other transactions associated with the consummation of the Plan.

(b)—Reflects the sources and uses from the Plan, the Exit Financing, the Rights Offering and the cash used as detailed in the following table:

Sources of cash:

Proceeds from issuance of New Senior Secured Notes—series A (net of 5% original issue discount)	$266,159
Proceeds from issuance of New Senior Secured Notes—series B (net of 8% original issue discount)	96,446
Net Proceeds from Rights Offering (net of Cash Put Premium)	196,000
On-hand cash and cash equivalents	17,686

Total sources of cash	$576,291

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

Uses of cash:
Repayment of debtor-in-possession financing	$193,415
Repayment of secured debt in default	367,322
Repayment of accrued interest on debtor-in-possession financing	5,389
Advances to fund litigation trust under the Plan	375
Payment for pre-paid title insurance fees	850
Payment of fees related to the emergence transaction	8,940

Total uses of cash	$576,291

(c)—Represents an adjustment to record a non-recourse loan in the amount of $375,000 which is required to be loaned from Greektown Superholdings to fund the fees, expenses and costs of a liquidating trust established pursuant to Section 4.12 of the Plan.

(d)—Represents prepaid title-insurance fees paid at Effective Date in connection with the consummation of the Plan.

(e)—Represents an adjustment to revalue prepaid expenses at fair market value as of the Effective Date in accordance with the adoption of fresh start reporting requirements.

(f)—Represents an adjustment to eliminate the deferred financing fees, net of accumulated amortization of the Predecessor on the Effective Date and establish the new deferred financing fees in connection with the Exit Financing.

(g)—Represents the adjustments of assets and liabilities to fair value, or other measurement as specified in accounting guidance related to business combinations, in conjunction with the adoption of fresh start reporting.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

(h)—Represents an adjustment to record property, building and equipment at estimated fair value on June 30, 2010, as set forth in the table below. The determination of fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurances that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially. The allocation of the enterprise value is subject to additional adjustments to the extent that improved information on assets and liability valuations becomes available.

(In $‘000)	Net Book Value	Estimated Fair Value	Adjustment

Property, building and equipment:
Land	$104,191	$45,400	$(58,791)
Building and improvements	331,173	245,441	(85,732)
Gaming equipment and furnishings	11,222	19,774	8,552
Non-gaming equipment and furnishings	13,122	21,298	8,176
Construction in progress	7,641	7,641	—

Total property, building and equipment	$467,349	$339,554	$(127,795)

(i)—Represents an adjustment to record other identifiable intangible assets related to Greektown Holdings’ trade names, rated player relationships and casino development rights under the Development Agreement at estimated fair value in connection with fresh start reporting. The determination of fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurances that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially. The preliminary allocation of the enterprise value is subject to additional adjustments to the extent that improved information on assets and liability valuations becomes available.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

(j)— Represents the establishment of goodwill as a result of fresh start reporting.

(k)—Represents an adjustment to record the payment on the Effective Date of the principal amount of the DIP Facility, inclusive of PIK interest, cash interest from the proceeds of the Exit Financing and the Rights Offering.

(l)—Represents an adjustment to record the payment on the Effective Date of the amount of the pre-petition senior secured obligations of the Debtors and accrued interest thereon from the proceeds of the Exit Financing and the Rights Offering.

(m)—This adjustment reflects the MBT impact of the consummation of the plan.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

(n)—Represents an adjustment to record the $10 million unsecured settlement obligation reflecting the treatment provided for under the Plan whereby general unsecured claimants will receive their pro rata share of $10 million in cash payable over 4 quarterly installments during the initial year following the Effective Date.

(o)—Represents an adjustment to record liabilities for certain pre-petition claims that were not settled at the Effective Date.

(p)—We entered into the Revolving Loan (a $30 million revolving credit facility, $20 million of which is currently available) on the Effective Date. The Revolving Loan bears interest at an annual rate of LIBOR plus 3.50% or the higher of Comerica Bank’s prime reference rate and 3.25%. Upon the discharge and release of existing mortgages on a small parcel of real property underlying a portion of our casino operations securing indebtedness owed by third parties, the amount available under the Revolving Loan will increase to $30 million, and the Revolving Loan will bear interest at an annual rate (depending on a leverage ratio) of LIBOR plus 1.75% to 2.25% or the higher of Comerica Bank’s prime reference rate and 2.5% minus 0.5% to 1%. The Revolving Loan was undrawn as of the Effective Date.

(q)— Represents an adjustment to record the New Senior Secured Notes, net of original issue discounts as summarized in the table below.

	Face Amount of Notes	Original Issue Discount Rate	Original Issue Discount	Net Proceeds

Series A Senior Secured Notes	$280,167	5.0%	$14,008	$266,159
Series B Senior Secured Notes	104,833	8.0%	8,387	96,446

Total	$385,000		$22,395	$362,605

(r)—Represents an adjustment to revalue capital lease obligations at fair market value as of the Effective Date in accordance with the adoption of fresh start reporting requirements.

(s)—Represents an adjustment to eliminate the balances of liabilities subject to compromise, reflecting the treatment provided for under the Plan whereby general unsecured claimants will receive their pro rata share of $10 million in cash payable over 4 quarterly installments during the initial year following the Effective Date in full satisfaction of general unsecured claims. Liabilities subject to compromise as of emergence are detailed in the following table.

Pre-petition accounts payable	$14,210
Pre-petition amounts due to parent	1,350
Unsecured Notes	185,000
Accrued interest on Unsecured Notes	51,376
Lawsuit settlement obligation	12,303
Accrued interest on Lawsuit settlement obligation	748

Total	$264,987

(t)—This adjustment reflects the entries necessary to record the cancellation of previous ownership interests and the elimination of the accumulated deficit in Predecessor, in accordance with the adoption of fresh start reporting requirements.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

(u)—Represents adjustment to equity related to fresh start reporting.

Reorganization items and fresh start adjustments

          Reorganization items and fresh start adjustments represent amounts incurred as a direct result of the Chapter 11 cases, the consummation of the Plan and the adoption of fresh start accounting, and were comprised of the following for the three- and six- month periods ended June 30, 2010 and 2009 (in thousands):

	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Non-cash reorganization items and fresh start adjustments:
Discharge of liabilities subject to compromise	$130,937	$—	$130,937	$—
Revaluation of assets and liabilities	190,018	—	190,018	—

Total non-cash reorganization items and fresh start Adjustments	320,955	—	320,955	—
Professional fees and expenses:
Legal professional fees	(6,386)	(1,685)	(12,336)	(4,888)
Consulting professional fees	(5,039)	(2,748)	(6,758)	(5,304)
U.S. Trustee fees and other expenses	(65)	(32)	(509)	(63)

Total professional fees and expenses	(11,490)	(4,465)	(19,603)	(10,255)

Net gain (loss) on reorganization items and fresh start adjustments	$309,465	$(4,465)	$301,352	$(10,255)

          Professional fees include financial advisory, consulting, tax, legal, real estate and valuation services, among other items, that are directly associated with the Chapter 11 reorganization process. The Company continues to incur expenses related to the Predecessor’s Chapter 11 cases, which include professional fees that were classified as reorganization items by the Predecessor.

Note 4. Goodwill & Other Identifiable Intangible Assets

          Goodwill represents the excess of the reorganization value of Greektown Superholdings over the fair value of tangible and identified intangible net assets upon emergence from bankruptcy. Greektown recorded goodwill of $108.5 million upon the application of fresh start reporting, as part of the fresh start adjustments discussed in Note 3.

          Other identifiable intangible assets consist of the following (in thousands):

	Estimated Fair Value	Assumed Useful Life

Other identifiable intangible assets:
Trade names	$26,300	Indefinite
Rated player relationships	69,000	5 years
Casino development rights	117,800	Indefinite

Total other identifiable intangible assets	$213,100

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

          Upon the Effective Date, in connection with fresh start reporting, the Company recognized Greektown Holdings’ trade names, rated player relationships and casino development rights under the Development Agreement at estimated fair value as set forth in the table above, and as part of the fresh start adjustments discussed in Note 3. Intangible assets related to the Plan and Greektown Superholdings were valued by valuation professionals who used income and cost based methods, as appropriate. The Greektown trade name was valued based on the relief from royalty method, which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee and a discount rate. The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates from similar assets to reach a 1% royalty rate. The discount rate applied was 12.5%, based on the weighted average cost of capital of the properties benefiting from the trade name. Casino development rights were valued based on the Greenfield method, which is a function of the cost to build a new casino operation, the buildout period, and projected cash flows attributable to the casino once operational at a discount rate. The projected cash flows assumed a compound revenue growth rate of 2.7% and an effective tax rate of 40%. The discount rate assumed was 11.5% based on the weighted average cost of capital for the respective property. The value assigned to the rated player relationships was based on the present value of future earnings using the replacement cost method based on internally developed estimates. The determination of fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurances that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially. In accordance with accounting guidance for business combinations, the preliminary allocation of the enterprise value is subject to additional adjustments to the extent that improved information on assets and liability valuations becomes available.

          We comply with the provisions of the Intangible Assets—Goodwill and Other topic of the ASC, which provides guidance on how identifiable intangible assets should be accounted for upon acquisition and subsequent to their initial financial statement recognition. This topic requires that identifiable intangible assets with indefinite lives be capitalized and tested for impairment at least annually by comparing the fair values of those assets with their recorded amounts. Accordingly, we perform our impairment test as of October 1 of each year by comparing their estimated fair value to the related carrying value as of that date.

Note 5. Debt

Predecessor

          Long term debt and notes payable of the Predecessor consisted of the proceeds generated by Holdings as borrower under a seven-year term loan agreement to finance the payment for the Casino’s existing credit facilities that were expiring. Also effective April 2007, Holdings’ existing five-year revolving credit facilities (including letter-of-credit facilities) were increased to $125 million. The funds received by Holdings under these credit facilities were advanced to the Casino under terms which were similar to those contained in Holdings’ agreements with its lender.

          On June 9, 2008, Holdings and the Casino entered into a $150 million DIP Credit Facility (the DIP Financing) in order to finance the remainder of the Expanded Complex and provide funding for working capital purposes; the DIP Financing included a delayed draw term loan agreement for $135 million and a revolving credit facility for $15 million.

          The DIP Financing was amended and restated on February 20, 2009 (Amended DIP Financing) to provide up to an additional $46 million in two delayed draw term loans. Of the funds received from the Amended DIP Financing, $26 million could only be used for construction related expenses, while up to $20 million of the remaining commitment could be used to pay operational and construction related expenses and was available to the Casino in increments upon achieving certain milestones as set forth in the agreement. In addition to providing additional borrowings, the Amended DIP Financing adjusted the rate of interest on the delayed draw term loan and revolving credit facility as provided by the original DIP Financing from the Base Rate plus 5.25% per annum to the Base Rate plus 7.25% per annum. The interest rate applicable to the additional delayed draw term loan is the Base Rate plus 5.25%. The Amended DIP Financing restated the covenant requirements which the Company was required to comply with under the terms of the agreement.

          The Amended DIP Financing also set forth an additional paid-in-kind (PIK) amount that was accrued and then added to the then outstanding DIP Financing. The PIK was 5.00% of the outstanding amount of the original DIP Financing and had the same maturity date as the DIP Financing.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

          On December 29, 2009, the Predecessor executed the Senior Secured Superpriority Debtor-In-Possession credit agreement (New DIP Credit Facility), which provided maximum aggregate principal of $210 million. The New DIP Credit Facility consists of a $190 million Term A loan and a $20 million delayed draw term loan; the interest rate associated with these borrowings was 14.50% of which 11.00% was cash interest and 3.50% was PIK. Under the terms of the New DIP Credit Facility, the Term A Loan was utilized to fund the repayment in full the original DIP financing and the Amended DIP Financing.

          The New DIP Credit Facility contained covenants including limitations on additional indebtedness, capital expenditures, mergers or acquisitions, dispositions of assets, loans and advances, and transactions with affiliates. Further, the Agreement required the Casino to maintain specific financial ratios including monthly minimum earnings before interest, taxes, depreciation, amortization, and restructuring costs (EBITDAR), as defined in the New DIP Credit Facility.

          As security for the term loan and any amounts owed under the revolving credit facility, Holdings had pledged its 100% equity interest in the Casino. Further, the Casino also assigned a security interest in all of its assets as collateral for the above agreements, and had guaranteed repayment of these borrowings.

          Except as permitted under the terms of New DIP Credit Facility and other existing Credit Facilities, the Company was not permitted to incur any other indebtedness. On June 30, 2010, the Company repaid the New DIP Financing as part of the plan of reorganization. Please see Note 3 for more detail.

Other

          Predecessor also borrowed $185 million in December 2005 under an unsecured note arrangement to finance its operations and meet its liability and equity commitments. The maturity date of the note was December 1, 2013. As a result of the Chapter 11 filing the notes became unsecured pre-petition liabilities subject to compromise and were settled upon effectiveness of the Noteholder Plan (see Note 3).

          Effective January 19, 2006 and September 28, 2007, Predecessor entered into interest rate swap agreements with notional amounts of $195 million and $70 million, respectively. The purpose of these interest rate swaps was to manage the cash flows related to well-defined interest rate costs and the risk associated with variable rate debt. These financial instruments were terminated as a result of the Chapter 11 filing. On the date of termination, the liabilities under the swap agreements became fixed at $9.3 million related to the $195 million interest rate swap agreement and $2.8 million related to the $70 million interest rate swap agreement. These liabilities were recorded by Predecessor and were included in liabilities not subject to compromise. Interest on these obligations is accrued as PIK at a 6.75% interest rate. Due to the effectiveness of the Noteholder Plan these liabilities were settled (see Note 3).

Successor

Exit Facility

Purchase Agreement; Indenture; Notes

          On June 25, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”), by and between the Company and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $280.2 million principal amount of its Series A 13% Senior Secured Notes due 2015 (the “Series A Notes”) and $104.8 million principal amount of its Series B 13% Senior Secured Notes due 2015 (the “Series B Notes” and, together with the Series A Notes, the “Notes”) which are guaranteed (the “Guarantees”) by substantially all of the Company’s domestic subsidiaries (the “Guarantors” and, together with the Company, the “Obligors”) which subsidiaries executed a joinder to the Purchase Agreement on June 30, 2010.

          On the Effective Date, the Company consummated the issuance and sale of the Notes under the Purchase Agreement in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in reliance on Regulation S under the Securities Act.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

          The Notes were issued pursuant to an indenture, dated as of June 30, 2010 (the “Indenture”), among the Company, the Guarantors, and Wilmington Trust FSB, as trustee.

          Maturity: The Notes mature on July 1, 2015. The Notes bear interest at a rate of 13.0% per annum. Interest on the Notes is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2011. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months.

          Guarantees: The obligations of the Obligors under the Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority senior secured basis by all of the Company’s current and future domestic subsidiaries, subject to certain exceptions.

          Security: The Notes and the related Guarantees secured by a second-priority lien on (i) substantially all of the properties and assets of the Company and each Guarantor, whether now owned or hereafter acquired, except certain excluded assets and (ii) a pledge of all the capital stock of all the subsidiaries of the Company, subject to certain limitations (in each case subject to certain permitted prior liens and liens securing certain permitted priority lien debt, including borrowings under the Company’s revolving credit facility described below).

          Optional Redemption: At any time prior to January 1, 2013, the Company may on any one or more occasions redeem all or a part of the Notes, upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a specified premium as of, and accrued and unpaid interest and special interest, if any, to the date of redemption, subject to the rights of holders of Notes on the relevant record date to receive interest due on the relevant interest payment date. On or after January 1, 2013, the Company may redeem some or all of the Notes at any time at the redemption prices specified in the Indenture plus accrued and unpaid interest and special interest, if any, to the applicable redemption date.

          Mandatory Redemption: The Notes are subject to mandatory disposition or redemption following certain determinations by applicable gaming regulatory authorities.

          The Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year beginning on the date of the Indenture and ending December 31, 2010.

          If the Company experiences certain change of control events, the Company must offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date. If the Company sells assets or experiences certain events of loss under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the Notes at 100% of their principal amount, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date.

          Covenants: The Indenture contains covenants limiting the ability of Greektown and/or its direct and indirect subsidiaries (and in certain instances Greektown Superholdings) to, among other things, (i) engage in businesses other than the operation of Greektown Casino; (ii) incur or guarantee additional indebtedness; (iii) create liens; (iv) make certain investments; (v) pay dividends on or make payments in respect of capital stock; (vi) consolidate or merge with other companies; (vii) sell certain assets; (viii) enter into transactions with affiliates; (ix) agree to negative pledge clauses and (x) enter into sales and leasebacks. Failure to comply with these covenants could result in a default under the Indenture unless Greektown obtains a waiver of, or otherwise mitigates, the default.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

          Events of Default: The Indenture for the New Senior Secured Notes contains events of default, including (i) failure to pay principal, interest, fees or other amounts when due; (ii) breach of any covenants which are not cured within a stated cure period; (iii) default under certain other indebtedness; (iv) becoming subject to certain judgments; (v) failure to keep liens or security interests valid; (vi) certain events of bankruptcy insolvency; (vii) impairment of any collateral to the loans; (viii) ceasing to own the casino complex; or (ix) loss of gaming or certain other licenses, or the legal authority to conduct gaming activities. A default could result in an acceleration of the New Senior Secured Notes and acceleration of amounts outstanding thereunder.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

Revolving Credit Agreement

          On the Effective Date, the Company entered into a Credit Agreement with Comerica Bank (the “Credit Agreement”) for the Revolving Loan.

          General: The Credit Agreement provides for the Revolving Loan, which is a three and one-half year revolving credit facility in an aggregate principal amount initially of up to $20 million (increasing to $30 million upon the discharge and release of existing mortgages on the Trappers Parcel (as defined below) securing indebtedness owed by third parties (the “Trappers Mortgage Release”), including $5 million for the issuance of standby letters of credit. The maximum expiration of individual letters of credit is twelve months after the issuance thereof or, if earlier, the maturity of the Revolving Loan.

          Security and Guarantees. The Revolving Loan is secured by a perfected first priority lien and security interest on all the assets of the Company and all its direct and indirect subsidiaries, excluding, among other things, the Company’s gaming license.

          Interest and Fees. Borrowings under the Revolving Loan initially bear interest at an annual rate of LIBOR plus 3.50% or the higher of Comerica Bank’s prime reference rate and 3.25%. Upon the Trappers Mortgage Release, the Revolving Loan will bear interest at an annual rate of LIBOR plus 1.75% (if the Leverage Ratio (as defined below) is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1) or at an annual rate of (a) the higher of (i) Comerica Bank’s prime reference rate and (ii) 2.50% minus (b) 0.50% (if the Leverage Ratio is greater than or equal to 4 to 1) or 1% (if the Leverage Ratio is less than 4 to 1). There is a facility fee of 0.50% per annum on the aggregate revolving credit commitment amount payable quarterly in arrears commencing on July 1, 2010 (in respect of the prior fiscal quarter or portion thereof), and on the first day of each fiscal quarter thereafter. There is also a non-refundable letter of credit fee of 3.50% per annum on the face amount of each letter of credit payable quarterly in advance. Upon the Trappers Mortgage Release, this rate drops to 1.75% (if the Leverage Ratio is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1). “Leverage Ratio” means as of the last day of any fiscal quarter of the Company, the ratio of an amount equal to, on a consolidated basis, the sum of all of the funded debt of the Company and its subsidiaries as of such date, excluding all subordinated debt, to EBITDA (as defined below) for the four fiscal quarters then ending. Adjustments to the interest rate and the applicable letter of credit fee rate are implemented quarterly based on the Leverage Ratio.

          Prepayment. The Revolving Loan requires mandatory prepayments in an amount equal to (i) 100% of the net proceeds of the permitted sale of assets (subject to certain exclusions and permitted reinvestments), (ii) 100% of the net proceeds of any recovery from insurance arising from an event of loss (subject to certain exclusions and permitted reinvestments), and (iii) 100% of the net proceeds for the issuance of any debt or equity securities (subject to certain exclusions). Except with respect to certain asset sales, mandatory prepayments do not reduce revolving credit commitments.

          Certain Covenants. The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions and materiality thresholds, the ability of the Company and its subsidiaries to sell assets and property, incur additional indebtedness, create liens on assets, make investments, loans, guarantees or advances, make distributions, dividends or payments on account of, or purchase, redeem or otherwise acquire, any of the Company’s capital stock, prepay certain indebtedness, engage in acquisitions, mergers or consolidations, engage in transactions with affiliates, amend agreements governing the Company’s indebtedness, including the Notes, make capital expenditures, enter into negative pledges, change fiscal year and change the Company’s or any Subsidiary’s name, jurisdiction of incorporation or location at which any Collateral is stored. The Company has also agreed to complete the Trappers Mortgage Release within one year following the date of the Revolving Loan.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

          In addition, the Credit Agreement contains a financial covenant pursuant to which the Company must maintain as of each Test Date, a Fixed Charge Coverage Ratio of not less than 1.05 to 1 (measured from the Effective Date until the applicable determination date for all fiscal quarters ending on or before March 31, 2011 and thereafter, on a trailing twelve month basis). “Test Date” means (i) the last day of each fiscal year of the Company, and (ii) the last day of each fiscal quarter, if the sum of the average daily outstanding advances plus the aggregate undrawn face amount of all issued, outstanding and unexpired letters of credit under the Revolving Loan exceeded $7.5 million during such quarter or if there are any advances outstanding under the Revolving Loan on the last day of such fiscal quarter. “Fixed Charge Coverage Ratio” means EBITDA divided by the sum, without duplication, of (i) cash interest expense, (ii) principal payments, (iii) cash income tax payments, (iv) restricted payments paid or payable in cash, (v) unfinanced capital expenditures, and (vi) capitalized lease payments. For the September 30, 2010, December 31, 2010 and March 31, 2011 measuring periods, unfinanced capital expenditures will be assumed to be the lesser of (x) actual unfinanced capital expenditures and (y) $3 million, $6 million and $9 million, respectively. “EBITDA” means, for any period of determination, net income for the applicable period plus, without duplication and only to the extent deducted in determining net income, (i) depreciation and amortization expense for such period, (ii) interest expense, whether paid or accrued, for such period, (iii) all income taxes for such period, and (iv) certain unusual and non-recurring charges occurring within twelve months of effectiveness of the Revolving Loan.

          Event of Default. The Revolving Loan contains certain events of default, including failure to make required payments; breaches of covenants which are not cured within a stated cure period or any representations and warranties in any material adverse respect; defaults under certain other indebtedness; certain judgments against the Company for the payment of money; failure to keep any material provision of any loan document valid, binding and enforceable; a change of control; an event of bankruptcy or insolvency; loss of the Company’s gaming licenses to the extent such loss is reasonably likely to cause a material adverse effect; the Company becomes the subject of certain enforcement actions if such enforcement action has not been dismissed or terminated within 60 days after commencement; or the Company becomes prohibited from conducting gaming activities for a period of greater than thirty consecutive days. A default could result in, among other things, a termination of the revolving credit commitment and acceleration of amounts outstanding under the Revolving Loan.

          Trappers Mortgage Release. A small parcel of real property underlying a portion of our casino operations (the “Trappers Parcel”) is encumbered by mortgages which secure indebtedness owed to Greektown Casino, L.L.C. (“Casino”) and third parties. While the Company believes that these third party liens are discharged pursuant to the terms of the Plan, the liens established by these mortgages were not removed from the title record or insured by the title company prior to the Effective Date. Historical subordination agreements from the third parties holding such mortgages exist whereby such parties have agreed not to exercise remedies until Casino has exercised such remedies under a mortgage in favor of Casino on the same parcel. Further, the Company and its subsidiaries have agreed to collaterally assign the mortgage in favor of Casino as well as a mortgage under which a pre-bankruptcy affiliate of the Company is the borrower (but as to which Casino is also the beneficiary of a collateral assignment to secure the mortgage in favor of us) to the lenders under the Revolving Loan on a first-priority basis and to the holders of the Notes on a second-priority basis. However, if the subordination agreements and the collateral assignment of the mortgage in favor of Casino and under which Casino’s pre-bankruptcy affiliate is the borrower were determined not to be enforceable, such mortgages could be deemed to have a higher priority than the mortgage on such property that the Company is granting to holders of the notes. In the event that the holders of such mortgages are able to exercise their rights under such mortgages, they would be entitled, among other remedies, to foreclose such liens which could result in Casino’s loss of title to such property. Pending the discharge of the liens on the Trappers Parcel, availability under the Revolving Loan is limited to $20 million, and the failure to resolve the issue within one year of the closing of the Revolving Loan will result in a default under the Credit Agreement unless otherwise waived.

Note 6. Shareholders’ Equity (Successor)

Common Stock

          Greektown Superholdings is authorized to issue 5 million shares of Common Stock, of which 140,000 shares were issued and outstanding as of June 30, 2010. A total of 4,354,935 shares of Greektown Superholdings’ Common Stock are designated as Series A-1 Common Stock, par value $0.01 per share (the “Series A-1 Common Stock”), and a total of 645,065 shares of Greektown Superholdings’ Common Stock are designated as Series A-2 Common Stock, par value $0.01 per share

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

(the “Series A-2 Common Stock”). Each share of Series A-1 Common Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Common Stock and such shares differ only with respect to voting rights as set forth below.

Preferred Stock

          Greektown Superholdings is authorized to issue 2,333,333 shares of Preferred Stock. A total of 1,688,268 shares of Greektown Superholdings’ Preferred Stock are designated as a series known as Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), of which 1,463,535 were issued and outstanding as of June 30, 2010. A total of 645,065 shares of Greektown Superholdings’ Preferred Stock are designated as a series known as Series A-2 Participating Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred Stock”; together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”), of which 162,255 shares were issued and outstanding as of June 30, 2010. A holder’s shares of Series A Preferred Stock are voluntarily convertible at the election of such holder at any time after December 31, 2010 and all shares of Series A Preferred Stock are mandatorily convertible upon the vote or written consent of 66 2/3% of the then outstanding shares of Series A Preferred Stock (with each holder of Series A-1 Preferred Stock and each holder of Series A-2 Preferred Stock entitled to cast one vote with respect to each share of Series A-1 Preferred Stock or Series A-2 Preferred Stock held by such holder) voting together as a single class. Each share of Series A-1 Preferred is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-1 Common Stock as is determined by dividing (A) the sum of $100 per share of Series A Preferred Stock plus an amount equal to the aggregate amount of accrued but unpaid dividends per share of Series A Preferred Stock whether or not declared and subject to certain adjustments (the “Series A Reference Price”) by (B) the Series A Conversion Price (defined below) in effect at the time of conversion, and (ii) the maximum number of shares of Series A-1 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation of Greektown Superholdings and in compliance with the requirements of the MGCB. Each share of Series A-2 Preferred Stock is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-2 Common Stock as is determined by dividing the Series A Reference Price by the Series A Conversion Price in effect at the time of conversion and (ii) the maximum number of shares of Series A-2 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation and in compliance with the requirements of the MGCB. The “Series A Conversion Price” means an amount initially equal to $100 but which is subject to adjustment for stock splits, combinations, certain dividends and distributions and with respect to mergers, reorganizations and similar transactions as set forth in the Certificate of Incorporation. Each share of Series A-1 Preferred Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Preferred Stock and such shares differ only with respect to voting rights as set forth below.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

Summary of Stock Terms

          Issuance of Additional Stock. The Board does not have the right to (i) authorize additional shares of Common Stock without the vote of the holders of shares of capital stock of Greektown Superholdings representing a majority of the votes represented by all outstanding shares of capital stock (on an as-converted basis) of Greektown Superholdings entitled to vote, voting together as a single class, (ii) authorize or issue additional shares of Common Stock or Preferred Stock if such authorization or issuance would adversely affect (A) the Series A-1 Preferred Stock in a manner different than it would affect the Series A-2 Preferred Stock without the separate consent of a majority of the outstanding shares of Series A-1 Preferred Stock and (B) the Series A-2 Preferred Stock in a manner different than it would affect the Series A-1 Preferred Stock without the separate consent of a majority of the outstanding shares of Series A-2 Preferred Stock or (iii) cause Greektown Superholdings to issue or sell to any person (including holders of shares of capital stock and affiliates of holders of shares of capital stock) more than five percent (5%) of any Common Stock, Preferred Stock or other voting securities, voting interests or equity interests of Greektown Superholdings except in accordance with the provisions of the Michigan Gaming Act and the rules promulgated thereunder. Greektown Superholdings may not issue any class of non-voting equity securities unless and solely to the extent permitted by section 1123(a)(6) of the title 11 of the Bankruptcy Code; provided, however that such restriction (A) will have no further force and effect beyond that required under section 1123(a)(6) of the Bankruptcy Code; (B) will have such force and effect, if any, only for so long as section 1123(a)(6) of the Bankruptcy Code is in effect and applicable to Greektown Superholdings; and (C) in all events may be amended or eliminated in accordance with applicable law from time to time in effect.

          Transfer Restrictions. No stockholder may transfer its shares of Common Stock, Preferred Stock or other voting securities, voting interests or equity interests of Greektown Superholdings unless such transfer is in accordance with the Michigan Gaming Act and the rules promulgated thereunder.

          Voting Rights. The holders of Series A-1 Common Stock are entitled to ten (10) votes for each outstanding share of Series A-1 Common Stock. The holders of Series A-2 Common Stock are entitled to one (1) vote for each outstanding share of Series A-2 Common Stock; provided, however, that, except as otherwise required by law, holders of Common Stock are not entitled to vote on any amendment to the Certificate of Incorporation that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the General Corporation Law of the State of Delaware. Except as provided below, the holders of Series A-1 Preferred Stock are entitled a number of votes equal to ten (10) times the number of shares of Series A-1 Common Stock into which such share of Series A-1 Preferred Stock is then convertible. Except as provided below, the holders of Series A-2 Preferred Stock are entitled to a number of votes equal to one (1) times the number of shares of Series A-2 Common Stock into which such share of Series A-2 Preferred Stock is then convertible. Except as provided by law and as set forth below, holders of Series A-1 Preferred Stock and holders of Series A-2 Preferred Stock will vote together with the holders of Common Stock as a single class. The approval of a majority of the votes of Series A-1 Preferred Stock are required in order to amend, alter or repeal any provision of the Certificate of Incorporation or Bylaws of Greektown Superholdings if such amendment, alteration or repeal would adversely affect the Series A-1 Preferred Stock in a manner different than it would affect the Series A-2 Preferred Stock. The approval of a majority of the votes of Series A-2 Preferred Stock are required in order to amend, alter or repeal any provision of the Certificate of Incorporation or Bylaws of Greektown Superholdings if such amendment, alteration or repeal would adversely affect the Series A-2 Preferred Stock in a manner different than it would affect the Series A-2 Preferred Stock. Any of the rights, powers, preferences and other terms of the Series A Preferred Stock set forth in the Certificate of Incorporation may be waived on behalf of all holders of Series A Preferred Stock by the affirmative written consent or vote of the holders of sixty six and two thirds percent (66 2/3%) of the shares of Series A Preferred Stock then outstanding (with each holder of Series A-1 Preferred Stock and each holder of Series A-2 Preferred Stock entitled to cast one vote with respect to each share of Series A-1 Preferred Stock or Series A-2 Preferred Stock held by such holder) voting together as a single class.

          Dividends. Each share of Series A Preferred Stock (including unissued shares) accrues dividends on a daily basis at the rate equal to 7.5% per annum of the Series A Reference Price (whether or not declared), subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock. Such dividends are cumulative; provided, however, that such dividends should be payable only when, as, and if declared by the Board and for so long as Greektown Superholdings is subject to the jurisdiction of the MGCB, Greektown Superholdings

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

may not pay any dividends unless such dividends are approved by, and issued in compliance with the regulations and restrictions imposed by, the MGCB. Greektown Superholdings may not declare, pay or set aside any dividends on shares of any other class or series of capital stock of Greektown Superholdings (other than dividends on shares of Common Stock payable in shares of Common Stock) unless the holders of the Series A Preferred Stock then outstanding will first receive, or simultaneously receive, a dividend equal to (i) the amount of accrued but unpaid dividends with respect to each share of Series A Preferred Stock plus (ii) either (A) in the case of a dividend on Common Stock or any class or series of capital stock convertible into Common Stock, the amount that would have been payable with respect to each share of Series A Preferred Stock if such share had been converted to Common Stock on the record date for payment of such dividend or (B) in the case of a dividend on any class or series of capital stock that is not convertible into Common Stock, an amount determined by (x) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of each share of such class or series of capital stock and (y) multiplying such fraction by the Series A Reference Price; provided that, if Greektown Superholdings declares, pays or sets aside, on the same date, a dividend on more than one class or series of capital stock, the holders of Series A Preferred Stock will receive an amount calculated based on the dividend on the class or series of capital stock that would result in the highest Series A Preferred Stock dividend.

          Distributions. All distributions to the shareholders of Greektown Superholdings upon a voluntary or involuntary liquidation, dissolution or winding up of Greektown Superholdings, if any, will be made in accordance with the order and priority set forth in the Certificate of Incorporation.

Warrants to Purchase Series A Preferred Stock

          On the effective date, Greektown Superholdings issued warrants to purchase Series A-1 Preferred Stock and warrants to purchase Series A-2 Preferred Stock, in each case, at an initial purchase price per share equal to $0.01 (the “Warrant Shares”) which price will be adjusted as set forth in the Warrant to Purchase Series A Convertible Preferred Stock (the “Warrant”), which will be used for both warrants to purchase the Series A-1 Preferred Stock and warrants to purchase the Series A-2 Preferred Stock. Greektown Superholdings entered into such warrants with any Put Party and/or holder of Senior Notes who elected to purchase Preferred Stock representing more than 4.9% of the capital stock of Greektown Superholdings as of the Effective Date, or if such party that qualified as an “Institutional Investor” under Michigan gaming law elected to purchase more than 14.9% of the capital stock of Greektown Superholdings as of the Effective Date.

          Voting Rights. The holders of Warrants have no voting rights prior to exercise of the Warrant.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

          Dividends. The holder of a Warrant is entitled to receive any and all dividends and other distributions paid to the holders of shares of Series A Preferred Stock in accordance with the Certificate of Incorporation. However, such dividends or distributions are payable only upon exercise of the Warrant. In accordance with the Certificate of Incorporation, from the date on which Greektown Superholdings first issues Series A Preferred Stock, each Warrant Share (including unissued Warrant Shares) will accrue dividends on a daily basis at the rate equal to 7.5% per annum of the Series A Reference Price (whether or not declared), subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock.

          Early Termination. In the event of any capital reorganization, or any reclassification of the capital stock of Greektown Superholdings (other than a change in par value or from par value to no par value or no par value to par value or as a result of a stock dividend or subdivision, split-up or combination of shares), or the consolidation or merger of Greektown Superholdings with or into another corporation (other than a merger solely to effect a reincorporation of Greektown Superholdings into another state), or the sale, lease, transfer, exclusive license or other disposition in a single transaction or series of related transactions of all or substantially all of its assets to any other person and such transaction results in a liquidation, dissolution or winding up of Greektown Superholdings pursuant to Section B.3 of Article 4 of Greektown Superholdings’ Certificate of Incorporation, at any time prior to the earlier of the expiration of a Warrant or the exercise in full of a Warrant, each holder of a Warrant will be entitled to receive, subject to the consummation of such event, the cash, securities and other property that such holder would have received in respect of the Warrant Shares had such holder exercised its Warrant immediately prior to the effective time of such event less an amount equal to (i) the number of Warrant Shares then subject to the applicable Warrant multiplied by (ii) the purchase price per share of such Warrant in effect at the time of such event.

          Limitations on Exercise. The exercise of each Warrant and the issuance of the Warrant Shares by Greektown Superholdings upon such exercise are subject to Article Twelfth of the Certificate of Incorporation which prohibits the issuance of shares of capital stock of Greektown Superholdings in certain circumstances.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

Note 7. Related-Party Transactions

          Greektown Holdings entered into certain business transactions with individuals or entities related to the ownership of direct or indirect member interests. Under the provisions of their internal control system, expenditures to any one related party in excess of $50,000 annually must be approved by the Company’s management board. Payments to related parties, other than financing-related activities and member distributions, totaled approximately $177,000 and $276,000 for the three months ended June 30, 2010 and 2009, respectively, and $340,000 and $589,000 for the six months ended June 30, 2010 and 2009, respectively. Greektown Holdings entered into a management services agreement with the Sault Ste. Marie Tribe of Chippewa Indians (the Tribe), a related entity to Kewadin, Monroe, and Greektown Holdings, which required Greektown Holdings to pay a base management fee of $110,000 per month, as well as reimbursement of travel, lodging, and out-of-pocket expenses incurred and all reasonable salary costs and fringe benefit expenses of key personnel who are providing such contracted services. This Agreement was rejected by the debtors in the restructuring proceedings. As such, these payments were discontinued. The pre-petition amount of $550,000 was settled as a result of the emergence from bankruptcy (see Note 3).

          Greektown Casino periodically enters into certain business transactions with persons related to the direct or indirect ownership of their member interests. Since 2007, Greektown Casino has entered into transactions where customers of Greektown Casino have the ability to earn food complimentaries for use at Fishbones, an upscale seafood restaurant located near Greektown Casino. Greektown reimburses Fishbones at a discounted rate for the costs to Fishbones for providing food to customers redeeming the complimentaries. Greektown Casino expenses with respect to the Fishbones complimentaries totaled approximately $161,000 and $314,000 for the three and six months ended June 30, 2010 and $189,000 and $353,000 for the three and six months ended June 30, 2009. Fishbones is owned in part by Ted Gatzaros, a former director of Greektown Casino and current member of Monroe. Monroe had been a related party, however, as of the Effective Date, Monroe is no longer an affiliated entity.

Note 8. Gaming Taxes and Fees

          Under the provisions of the Michigan Gaming Control and Revenue Act (the Act), casino licenses are subject to the following gaming taxes and fees on an ongoing basis:

•	An annual licensing fee;

•	An annual payment, together with the other two casino licensees, of all MGCB regulatory and enforcement costs. The Company was assessed $10.2 million for its portion of the annual payment in 2010;

•

A wagering tax, calculated based on adjusted gross gaming receipts, payable daily, of 24% until the Company was considered fully operational on March 9, 2010 effective February 15, 2009, as defined in the Gaming Act, at which point the tax rate was reduced to 19%; and

•	A municipal services fee in an amount equal to the greater of 1.25% of adjusted gross gaming receipts or $4 million annually.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

          These gaming taxes and fees are in addition to the taxes, fees, and assessments customarily paid by business entities conducting business in the State of Michigan and the City of Detroit, and amounted to $18.9 million and $23.0 million for the three months ended June 30, 2010 and 2009, respectively and $38.4 million and $44.4 million for the six months ended June 30, 2010 and 2009, respectively.

          The Company is also required to pay a daily fee to the City of Detroit (City) in the amount of 1% of adjusted gross receipts, increasing to 2% of adjusted gross receipts if adjusted gross receipts exceed $400 million in any one calendar year. Additionally, if and when adjusted gross receipts exceed $400 million, the Company will be required to pay $4 million to the City of Detroit. The Company’s adjusted gross receipts are not projected to exceed $400 million during the calendar year 2010.

          The Act was amended in 2004 to increase the wagering tax rate for the three Detroit casinos from 18% of adjusted gross receipts to 24% of adjusted gross receipts. If the MGCB determines that (1) the licensee has been “fully operational” for 30 consecutive days and (2) the licensee has been in compliance with its Revised Development Agreement for at least 30 consecutive days, then the MGCB is required to certify the licensee and the tax rate will revert to a 1% increase only, resulting in a tax rate for Greektown of 19% of adjusted gross receipts. Greektown was “fully operational” and had complied with the first requirement (fully operational for 30 consecutive days) on March 17, 2009.

          The Company also has met the second requirement that it had been in compliance with the Development Agreement for 30 consecutive days, however, the City had asserted that it did not believe Greektown was in compliance with the Development Agreement.

          On October 9, 2009, the Debtors filed a motion with the Bankruptcy Court to approve a settlement agreement (the Settlement Agreement) with the City, which resolved all disputes with the City. The Settlement Agreement provided, among other things, that:

•	The City should use its best efforts to support the Debtors efforts in obtaining the Tax Rollback effective as of February 15, 2009 before the MGCB (which was obtained on March 9, 2010);

          The Debtors should pay the City a settlement amount in the aggregate of $16.6 million (the “Settlement Payment”), less certain credits described below, subject to the following provisions: (i) the Debtor should pay initial cash payment of $3.5 million (the “Initial Cash Payment”) within two business days after entry of an order by the Bankruptcy court approving the Settlement Agreement; (ii) a credit should be applied to reduce the Settlement Payment in an amount equal to the difference between (a) the amount of gaming taxes actually paid to the City between February 15, 2009 and February 15, 2010 and (b) the amount of gaming taxes that would have been paid through the date of the settlement to the City had the Tax Rollback been effective as of February 15, 2009); and (iii) the Debtors should pay a final cash amount of $9.6 million (Final Cash Payment), which is the remaining amount of Settlement Payment after the Initial Cash Payment and the application of the credit described above;

•	Upon the receipt of the Final Cash Payment, the City should be deemed to have dismissed and waived any and all claims of default under the Development Agreement;

•	The City should cease its demand for a 1% tax increase due to the delayed completion of the Expanded Complex;

•	The City should consent to the transfer of the ownership of the Greektown Casino and the Development Agreement to the reorganized Debtors in accordance with the Plan; and

•	The City should take actions to dismiss all related litigation.

          The Settlement Agreement was conditioned upon (i) approval of the Settlement Agreement by the Bankruptcy Court, which was obtained on February 22, 2010; and (ii) final approvals of the Settlement Agreement from various offices of the City, which were obtained on February 24, 2010.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

          On March 9, 2010, the Michigan Gaming Control Board certified that the Casino was in compliance with the development agreement as of February 15, 2009 and as such was entitled to a tax adjustment retroactive to February 15, 2009. As a result of the retroactive adjustment, the Company recorded a refundable from the State of Michigan for approximately $15.0 million at March 8, 2010, which it will utilize instead of making daily payments until the credit is fully utilized. As of June 30, 2010, the outstanding refundable amount was $5.7 million.

          The Company paid the City $13.5 million for the City of Detroit Settlement during the six months ended June 30, 2010.

          On December 11, 2007, the Company entered into an Acknowledgement of Violation (“AOV”) with the Michigan Gaming Control Board. The AOV included four complaints addressing procurement, kiosks, electronic gaming device meters, and signage. Under the terms of the AOV, a total fine of $750,000 was assessed, of which $300,000 was immediately payable and $450,000 would not be an obligation unless the Company commits further violations for three years. The Company paid and recorded the $300,000 as expense during 2007. The remaining amount has not been recorded as no further violations occurred since the date the AOV was signed and the liability is not believed to be probable as of June 30, 2010.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

Note 9. Michigan Gaming Control Board Covenant

          On June 28, 2010, the MGCB approved Greektown’s new ownership structure, capitalization and management. The MGCB’s approval order (the “Order”) provides that the Company must demonstrate its continuing financial viability for so long as any indebtedness is outstanding under the Revolving Loan and the Notes by complying with a minimum fixed charge coverage ratio maintenance covenant and a limitation on certain restricted payments.

Minimum Fixed Charge Coverage Ratio

The Order requires the Company and its subsidiaries to maintain a ratio of EBITDA to Fixed Charges (each as defined below) on the last day of each calendar quarter of not less than:

(1)	1.00 to 1.00 (until March 31, 2011); and

(2)	1.05 to 1.00 (after March 31, 2011).

          The fixed charge coverage ratio will be measured from the Effective Date until the applicable determination date for all fiscal quarters ending on or before March 31, 2011 and on a trailing twelve month basis thereafter.

The Order defines the ratio as the ratio of:

(1)	EBITDA for the measurement period then ending to

(2)	Fixed Charges for the measurement period.

For purposes of the Order:

“EBITDA” means, for any period of determination, net income for the applicable period plus, without duplication and only to the extent deducted in determining net income:

(1)	depreciation and amortization expense for such period;

(2)	interest expense, whether paid or accrued, for such period;

(3)	all income taxes for such period; and

(4)	for any fiscal quarter ending on or before June 30, 2011, specified non-recurring expenses for such period.

“Fixed Charges” means, for any period, the sum, without duplication, of:

(1)	all cash interest expense on funded debt paid or payable in respect of such period; plus

(2)

all installments of principal with respect to funded debt, including excess cash flow recapture payments, or other sums paid or due and payable during such period by the Company with respect to all of its funded debt (other than the repayment of advances under a revolving credit facility and payments of principal in connection with any refinancing of any funded debt); plus

(3)	all preferred dividends paid in cash for such period; plus

(4)	all unfinanced capital expenditures for such period; plus

(5)	all capitalized rent and lease expense for such period.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

The Company will be permitted to cure any anticipated non-compliance with this ratio with capital raised in an offering of equity securities. The Company may add to EBITDA the net proceeds of any offering of equity securities of the Company or its subsidiaries consummated before the date that a financial audit must be delivered to the MGCB for the applicable period with respect to which the fixed charge coverage ratio is measured under the order to make up the amount of any shortfall in the minimum fixed charge coverage ratio for the applicable period. Any equity proceeds exceeding those necessary to make up the shortfall will be available to make up shortfalls in the minimum fixed charge coverage ratio for any subsequent periods.

Limitation on Certain Restricted Payments

          The MGCB order also prohibits the Company from making any distributions or pay any dividends on account of the Company’s capital stock without the prior written approval of the MGCB, other than repurchases, redemptions or other acquisitions for value of any of the Company’s preferred stock or common stock held by any current or former officer, director or employee of the Company or its subsidiaries pursuant to any equity subscription agreement, stock option agreement, shareholders agreement or similar agreement, not to exceed $1.5 million in any twelve month period.

City of Detroit Covenant

          The Company is required, within six months of the Effective Date, to propose a manager to the City of Detroit for approval by Detroit’s mayor and city council (which approval shall not be unreasonably withheld by the mayor or the city counsel); provided, that such time may be extended by the mayor of Detroit, in his discretion, for up to two one-month periods upon written request. In addition, any such manager or supplement to the existing management team would also be subject to the approval of the MGCB and any other applicable regulatory approvals.

Note 10. Commitments and Contingencies

          The Company is a defendant in various pending litigation. In management’s opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

          The Revised Development Agreement also provides that should a triggering event as defined, occur, the Company must sell its assets, business, and operations as a going concern at their fair market value to a developer named by the City.

          As part of the bankruptcy reorganization process, the Company engaged Moelis & Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provides for a success fee if certain requirements are met. The amount of any success fee depends, at least in part, on interpretation of the Moelis engagement letter by the U.S. Bankruptcy Court.

          Certain parties to contracts entered into prior to the commencement of the Debtors’ bankruptcy proceedings have asserted claims alleging that the Company assumed those contracts and is responsible for amounts necessary to cure prepetition defaults under such contracts. Other similar claims may still be asserted. The Company may become involved in disputes over the nature and amount of such claims. The amount of such claims are estimated at approximately $2.7 million.

Note 11. Lawsuit Settlement Obligation (Predecessor)

          A settlement agreement was reached in various lawsuits that were filed challenging the constitutionality of the Casino Development Competitive Selection Process Ordinance. The Company made payments totaling $17.0 million against this settlement obligation. As a result of the Chapter 11 filing and the subsequent plan of reorganization, the remainder of the estimated settlement of $12.3 million was settled as of June 30, 2010 (see Note 3).

Note 12. Subsequent Event

          On August 11, 2010, the Company’s Compensation Committee approved a director compensation program for members of the Company’s Board of Directors. Pursuant to this program, the Chairman of the Board shall receive an annual retainer of $225,000, and all other board members shall receive an annual retainer of $75,000. In addition, the Chairmen of the Audit Committee, the Nominating, Corporate Governance and Regulatory Compliance Committee and the Compensation Committee shall each receive an additional $25,000, and each member of the Board of Directors that serves on a committee in a non-chair capacity shall receive an additional $10,000. All annual retainers will be paid half in cash and half in resticted shares of Series A-1 Common Stock, vesting in quarterly increments over a one year period. Each director may elect annually to receive all or part of the equity portion of the award in cash. Such cash payments will be made when the equity would have vested. No separate per-meeting fees will be paid to members of the Board of Directors.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2010

          In addition, the director compensation program provides that each member of the Company’s Board of Directors is entitled to receive restricted shares of the Company’s Series A-1 Common Stock. Upon joining the Company’s Board of Directors, the Chairman of the Board is entitled to $275,000 of such stock, the Vice Chairman of the Board is entitled to $150,000 of such stock, and all other directors are entitled to $125,000 of such stock. All such restricted shares will vest in three equal annual installments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Information

          We are a Delaware corporation that was formed on March 17, 2010 to acquire certain assets of Greektown Holdings, L.L.C. and certain of its subsidiaries (collectively, “Greektown Holdings” or the “Predecessor”) pursuant to their plan of reorganization (the “Plan”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). Except where the context suggest otherwise, the terms “we,” “us,” “our,” and “the Company” refer to Greektown Superholdings, Inc. and its subsidiaries.

          The reorganization of the Predecessor was consummated and became effective on June 30, 2010 (the “Effective Date”), at which time we acquired the assets of Greektown Holdings, L.L.C. and certain of its subsidiaries. Prior to June 30, 2010, we conducted no business, other than in connection with the reorganization of the Predecessor, and had no material assets or liabilities.

          References in this Quarterly Report on Form 10-Q to “Greektown Superholdings” refer to the Company on or after June 30, 2010, after giving effect to (i) the issuance of 140,000 shares of A-1 Common Stock (“A-1 Common Stock”), 1,463,535 shares of A-1 Preferred Stock (“A-1 Preferred”), 162,255 shares of A-2 Preferred Stock (“A-2 Preferred”), and warrants to purchase 202,511 shares of A-1 Preferred (“A-1 Preferred Warrants”) and 460,587 shares of A-2 Preferred (“A-2 Preferred Warrants”), (ii) the issuance of $385 million in 13% Senior Secured Notes (the “New Senior Secured Notes”) and the entry into of a $30 million revolving credit facility, $20 million of which is currently available for borrowings, with Comerica Bank (the “Revolving Loan” and, together with the New Senior Secured Notes, the “Exit Financing”), each in accordance with the Plan, and (iii) the application of fresh start reporting. References to “Predecessor” refer to Greektown Holdings prior to the Effective Date.

          Upon the Effective Date and following the consummation of the Plan, we adopted fresh start reporting in accordance the accounting guidance on reorganizations. As a result, the value of the Predecessor’s assets, including intangible assets and liabilities has been adjusted to their estimated fair values on our condensed consolidated balance sheet. In accordance with accounting guidance for business combinations the preliminary allocation is subject to additional adjustments within one year from the Effective Date as improved information on asset and liability valuations becomes available.

          The historical financial results of the Predecessor are not indicative of our current financial condition or our future results of operations following the Effective Date. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Statement of Operations Data:
Revenues:
Casino	$85,395	$84,059	$173,563	$162,631
Food and beverage	5,695	5,928	11,924	10,847
Hotel	2,436	2,729	4,628	3,480
Other	1,249	1,348	2,482	2,500

Total revenues	94,775	94,064	192,597	179,458
Less promotional allowances	11,889	8,564	23,591	15,390

Net revenues	82,887	85,500	169,006	164,068
Direct operating expenses	51,346	50,431	101,596	97,701
Indirect operating expenses	17,568	16,426	35,376	33,765
Consulting company success fees	—	2,588	—	4,160

Total operating expenses	68,914	69,445	136,972	135,626

Income (loss) from operations	13,972	16,054	32,033	28,442
Net gain (loss) on reorganization items and fresh start adjustments	309,465	(4,465)	301,352	(10,255)
Other expense	(19,721)	(22,549)	(39,866)	(39,556)

(Loss) income before provision for state income taxes	303,715	(10,960)	293,520	(21,369)
Provision for state income taxes	(1,874)	55	(2,598)	256

Net (loss) income	$301,841	$(10,905)	$290,921	$(21,113)

Overview

          Greektown Superholdings was incorporated under the laws of the State of Delaware on March 17, 2010. Greektown Superholdings was formed to hold, directly and indirectly through Greektown Newco Sub, Inc., all outstanding membership interests of Greektown Casino, L.L.C. (“Greektown LLC”), as of the Effective Date. Through Greektown LLC, we own and operate Greektown Casino. Greektown Casino opened in November 2000 in downtown Detroit. In February 2009, Greektown Casino completed its Expanded Complex at a cost of approximately $336.3 million. Greektown Casino is one of only three commercial casinos licensed to operate in Michigan and our Expanded Complex offers a full range of gaming, dining and entertainment alternatives, including:

•

an approximately 100,000 square-foot casino with 2,600 slot machines and 69 table games, including an approximately 12,500 square-foot salon dedicated to high-limit gaming and the largest live poker room in the Metro Detroit Gaming Market;

•	approximately 2,950 attached and 1,750 unattached parking spaces, including over 600 parking spaces for valet parking services;

•	10,000 square feet of convention space;

•	a 400-room hotel;

•	four restaurants, including a 260-seat “International Buffet”;

•	several food outlets on the gaming floor; and

•	nine bars and two entertainment facilities.

          Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and six interstate highways passing through downtown Detroit. We estimate that we attract approximately 17,000 patrons per day on average, and we believe a significant number of these patrons make regular visits to our property. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors.

          We had approximately 1.2 million people in our database for Club Greektown as of June 30, 2010, approximately 157,000 of whom had visited Greektown Casino during the preceding 90 days. We believe the Detroit gaming market is primarily a “drive-to” gaming market, with over 95% of our patrons residing within 100 miles of Greektown Casino.

          We generate cash flow from our casino operations, inclusive of our slot machine and table game businesses, as well as from our food and beverage operations and hotel operations. For the three months ended June 30, 2010, revenues from our slot machine-based business accounted for 88.0% of revenues from our casino operations, and revenues from our casino operations accounted for 90.1% of our total revenues. For the six months ended June 30, 2010, revenues from our slot machine-based business accounted for 88.3% of revenues from our casino operations, and revenues from our casino operations accounted for 90.1% of our total revenues.

Key Financial Statement Terms

     Revenues

          Our gross revenues are derived primarily from casino revenues, food and beverage revenues, hotel revenues and other revenues. Our largest component of revenues is casino revenues. Gross casino revenues are comprised of revenues from our slot machines and table games, and are calculated as the difference between the amount wagered and the amount paid to customers from gaming activities.

          We lease a number of our slot machines and pay participation fees, which are calculated as a percentage of gross slot machine revenue, to our slot machine vendors. Those participation expenses are reflected as a reduction of gross casino revenues. The expenses associated with our “Club Greektown” membership/loyalty program are also reflected as a reduction of gross casino revenues. In accordance with the Revenue Recognition topic of the ASC applicable to instances where consideration is given by a vendor to a customer, we expense the cash value of points earned by Club Greektown members and recognize a related liability for any unredeemed points.

          The following table reflects the composition of gross casino revenues for the three month and six month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

	(In Thousands)
Gross casino revenue:
Slot machines	$75,137	$72,992	$153,366	$141,699
Table games	13,932	14,664	27,599	29,189
Participation	(1,898)	(1,906)	(3,866)	(5,006)
Club expense	(1,776)	(1,691)	(3,535)	(3,252)

Total Gross casino revenue	$85,395	$84,059	$173,564	$162,630

Percent of Gross casino revenue
Slot machines	88.0%	86.9%	88.3%	87.2%
Table games	16.3%	17.4%	15.9%	17.9%
Participation	-2.2%	-2.3%	-2.2%	-3.1%
Club expense	-2.1%	-2.0%	-2.0%	-2.0%

Total Gross casino revenue	100.0%	100.0%	100.0%	100.0%

          The other principal components of our revenues are our food and beverage revenue and hotel revenue, each of which is affected by customer volume and price, and leasing of certain real estate.

     Promotional Allowances

          Our gross revenues are reduced by promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of food, beverage and other complimentary items furnished to customers without charge.

     Direct Operating Expenses

          Direct operating expenses are those that directly relate to our gaming, food and beverage and hotel operations. The following table illustrates the composition of direct operating expenses and their relationships to net revenues for the three month and six month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

	(In Thousands)
Direct operating expenses:
Casino	$21,012	$17,970	$40,425	$36,359
Gaming taxes	18,851	22,961	38,469	44,460
Food and beverage	3,903	4,422	7,817	8,411
Hotel	2,310	1,905	4,397	2,724
Depreciation and amortization	5,271	3,173	10,488	5,747

Total direct operating expenses	$51,347	$50,431	$101,596	$97,701

Relationship to net revenues:
Casino	25.3%	21.0%	23.9%	22.2%
Gaming taxes	22.7%	26.9%	22.8%	27.1%
Food and beverage	4.7%	5.2%	4.6%	5.1%
Hotel	2.8%	2.2%	2.6%	1.7%
Depreciation and amortization	6.4%	3.7%	6.2%	3.5%

Total direct operating expenses	61.9%	59.0%	60.1%	59.6%

          Casino expenses. Casino expenses consist of employee compensation (labor, taxes and benefits), surveillance costs, gaming supplies, casino promotions (including mailing and other ancillary costs) as well as on-site hosting of our casino customers.

          Gaming taxes. Gaming taxes include gaming taxes paid to the State of Michigan and City of Detroit, and municipal service fees paid to the City of Detroit. Gaming taxes for the three and six month periods ended June 30, 2010 and 2009 reflect the impact of the Tax Rollback, which was effective February 15, 2009 as discussed elsewhere in this Report on Form 10-Q.

          Food and beverage. Food and beverage expenses relate to labor, taxes, benefits, cost of sales and operating supplies.

          Hotel. Hotel expenses consist primarily of employee compensation and related expenses as well as facilities-related expenses such as maintenance and utilities.

          Depreciation and amortization. Depreciation and amortization expenses consist primarily of the depreciation expense related to our gaming buildings and improvements, our gaming equipment and furnishings, our non-gaming buildings and improvements and our non-gaming office furniture and equipment.

     Indirect Operating Expenses

          Indirect operating expenses consist predominantly of general overhead expenses that support our overall business, including marketing, advertising and entertainment, non-hotel facilities expenses and other general and administrative expenses. The following table illustrates the composition of indirect operating expenses and their relationships to net revenues for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

	(In Thousands)
Indirect operating expenses:
Marketing, advertising and entertainment	$2,070	$1,818	$4,146	$2,856
Facilities	4,903	4,381	9,689	9,243
General and administrative	10,542	10,099	21,437	20,338
Pre-opening expenses	—	—	—	1,043
Other indirect operating expenses	53	129	105	285

Total indirect operating expenses	$17,568	$16,427	$35,377	$33,765

Relationship to net revenues:
Marketing, advertising and entertainment	2.5%	2.1%	2.5%	1.7%
Facilities	5.9%	5.1%	5.7%	5.6%
General and administrative	12.7%	11.8%	12.7%	12.4%
Pre-opening expenses	0.0%	0.0%	0.0%	0.6%
Other indirect operating expenses	0.1%	0.2%	0.1%	0.2%

Total indirect operating expenses	21.2%	19.2%	21.0%	20.5%

          Marketing, advertising and entertainment. Marketing, advertising and entertainment expenses primarily reflect the costs of mass media advertising, including television, radio and billboards.

          Facilities. Facility expenses consist of cleaning and maintaining our non-hotel properties, valet parking, the PBX department and wardrobe department, the payroll and benefits to support these activities and casino utilities.

          General and administrative. General and administrative expenses include the costs of insurance, property taxes, regulatory fees paid to support the MGCB, tribal and board management fees, bonuses paid under union contracts, leases associated with various parking lots, rent, professional fees, donations and various employee costs relating to executives, security, compliance, finance, purchasing, human resources and information technology departments.

          Pre-opening expenses. Pre-opening expenses consist primarily of start-up labor, training, marketing, and advertising related to the hotel that were incurred prior to its opening in February 2009.

          Other indirect operating expenses. Other indirect operating expenses are primarily costs associated with maintaining the various retail parking spaces and garages, including utilities and maintenance, related to rental income.

Consulting Company Success Fees

          An affiliate of Greektown Holdings entered into a consulting agreement with the Fine Point Group (“Fine Point”) dated December 31, 2008 (the “Fine Point Consulting Agreement”). Pursuant to the Fine Point Consulting Agreement, Fine Point was paid a monthly fee of $150,000 plus expenses for its consulting services, as well as quarterly success fees, which were conditioned upon Greektown LLC exceeding certain established financial performance goals provided in the Fine Point Consulting Agreement. Success fees payable to Fine Point were $6.2 million for the year ended December 31, 2009. The agreement expired as of December 31, 2009 and was not renewed.

Reorganization Items and Fresh Start Adjustments

          Reorganization items and fresh start adjustments consist primarily of adjustments to effectuate the Plan and the revaluation of assets and liabilities in accordance with the Reorganizations topic of the ASC as well as fees paid to professionals and other costs directly associated with the Bankruptcy cases. The following table represents a summary of reorganization items and fresh start adjustments for the three month and six month periods ended June 30, 2010. and 2009:

	Three Months Ended June 30,		Six Months Ended March 31,

	2010	2009	2010	2009

	(In Thousands)
Non-cash reorganization items and fresh start adjustments:
Discharge of liabilities subject to compromise	$130,937	$—	$130,937	$—
Revaluation of assets and liabilities	190,018	—	190,018	—

Total non-cash reorganization items and fresh start adjustments	320,955	—	320,955	—
Professional fees and expenses:
Legal professional fees	(6,386)	(1,685)	(12,336)	(4,888)
Consulting professional fees	(5,039)	(2,748)	(6,758)	(5,304)
U.S. Trustee fees and other expenses	(65)	(32)	(509)	(63)

Total professional fees and expenses	(11,490)	(4,465)	(19,603)	(10,255)

Net gain (loss) on reorganization items and fresh start adjustments	$309,465	$(4,465)	$301,352	$(10,255)

Other Expense

          Other expense consists primarily of interest on our indebtedness, the amortization of deferred financing costs, interest income earned on our investments in certificates of deposit and unrealized loss on interest rate swaps. The following table illustrates the components of other expense and their relationships to net revenues for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

	(In Thousands)
Other income (expense):
Interest expense	$(18,697)	$(18,057)	$(37,051)	$(31,440)
Amortization of finance fees and accretion of discount on senior notes	(1,039)	(4,551)	(2,079)	(8,355)
Interest income	15	59	(438)	85
Miscellaneous expense	—	—	(298)	154

Total other expense	$(19,721)	$(22,549	$(39,866)	$(39,556)

Relationship to net revenues:
Interest expense	-22.6%	-21.1%	-21.9%	-19.2%
Amortization of finance fees and accretion of discount on senior notes	-1.3%	-5.3%	-1.2%	-5.1%
Interest income	0.0%	0.1%	0.0%	0.1%
Unrealized loss on interest rate swaps	0.0%	—	0.0%	0.0%
FPG Success fee	—	-3.0%	—	-2.5%
Miscellaneous expense	0.0%	0.0%	-0.3%	0.1%

Total other expense	-23.9%	-29.3%	-23.4%	-26.6%

Provision for State Income Taxes

          The provision for state income taxes reflects our current and deferred provisions for the Michigan Business Tax, which is considered an income tax under the Income Taxes topic of the ASC. The following table illustrates the components of the provision for state income taxes and their relationships to net revenues for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

	(In Thousands)
Provision for state income taxes:
Michigan business tax (expense)—current	$(487)	$188	$(1,248)	$(12)
Michigan business tax benefit (expense)—deferred	(1,387)	(133)	(1,350)	268

Total provision for state income taxes	$(1,874)	$55	$(2,598)	$256

Relationship to net revenues:
Michigan business tax (expense)—current	-0.6%	0.2%	-0.7%	0.0%
Michigan business tax benefit (expense)—deferred	-1.7%	-0.2%	-0.8%	0.2%

Total provision for state income taxes	-2.3%	0.0%	-1.5%	0.2%

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

          Net revenues. Net revenues decreased by $2.6 million in the three months ended June 30, 2010 over the comparable period in the prior year driven by an increase in gross revenues of $0.7 million, which was more than offset by an increase in promotional expenses of $3.3 million. The increase in gross revenues reflects increases in casino revenue of $1.3 million, and decreases in food and beverage sales of $0.2 million, hotel revenue of $0.3 million and other revenue of $0.1 million. The increase in casino revenue was primarily a result of growth in slot machine revenue (net of participation expense) of $2.1 million partially offset by a decrease in table game revenues of $0.7 million. The increase in promotional allowances resulted from enhanced promotional offers to our patrons in order to retain market share in light of enhanced competitive conditions in the Detroit gaming market.

          Direct operating expenses. Direct operating expenses increased by $0.9 million, and by 3.0% as a percentage of net revenues, in the three months ended June 30, 2010 over the comparable period in the prior year. The following is a discussion of the principal drivers of trends in direct operating expenses:

•

Casino expenses. Casino-related expenses increased by $3.0 million, and by 4.1% of net revenues, during the three months ended June 30, 2010 compared to the prior year. The net increase in this category was primarily driven by an increase in bad debt expense of $1.8 million due to the write off of a large marker that we determined to be uncollectible. Also driving the increase in casino-related expenses were table games and slots payroll expense increases of $0.5 million, costs associated with promotions increases of $0.3 million, postage costs increases of $0.2 million, complimentary costs increases of $0.1 million, and miscellaneous casino expense increases of $0.1 million.

•

Gaming taxes. Gaming taxes declined by $4.1 million, or 4.1% of net revenues, during the three months ended June 30, 2010 relative to the comparable period in the prior year, as a result of the impact of a 5% gaming tax rollback, which was granted by the MGCB on March 9, 2010 and retroactive back to February 2009.

•

Food and beverage expenses. Food and beverage expenses decreased by $0.5 million during the three months ended June 30, 2010 compared to the comparable period in the prior year, as a result of a decrease in food and beverage sales of $0.2 million, along with stronger inventory management.

•

Hotel expenses. Hotel expenses increased by $0.4 million during the three months ended June 30, 2010 compared to the same period in the prior year despite a decrease in hotel revenues of $0.3 million. This increase in hotel expenses was driven by increased housekeeping costs of $0.1 million and increased utility costs of $0.3 million.

•

Depreciation and amortization expense. Depreciation and amortization expenses increased by $2.1 million, or 2.6% of net revenues, during the three months ended June 30, 2010 primarily due to an increase in depreciation expense related to the completion of the construction of our hotel asset, which was not completely placed into service from construction-in-process until the middle of 2009.

          Indirect operating expenses. Indirect operating expenses increased by $1.1 million, and by 2.0% of net revenues, during the three months ended June 30, 2010 compared to the same period in the prior year. The following is a discussion of the principal drivers of trends in indirect operating expenses:

•

Marketing, advertising and entertainment. Marketing, advertising and entertainment expenses increased by approximately $0.3 million, or 0.4% of net sales, during the three month period ended June 30, 2010 compared to the comparable period in the prior year as a result of increased production costs of $0.1 million and increased payroll costs of $0.2 million.

•

Facilities. Facilities expenses increased by approximately $0.5 million, or 0.8% of net sales, during the three month period ended June 30, 2010 compared to the comparable period in the prior year as a result of increases in engineering expenses of $0.3 million and increases in environmental services expenses of $0.2 million.

•

General and administrative. General and administrative expenses increased by approximately $0.4 million, or 0.9% of net sales, during the three month period ended June 30, 2010 compared to the comparable period in the prior year as a result of increased information technology department costs of $0.2 million and increased union contract amortization costs of $0.2 million.

•

Other indirect operating expenses. Other indirect operating expenses decreased by approximately $0.1 million, or 0.1% of net sales, during the three month period ended June 30, 2010 compared to the comparable period in the prior year as a result of our decision to close down our gift shop.

          Consulting company success fees. Fine Point success fees decreased by approximately $2.6 million in the three month period ended June 30, 2010 over the comparable period in the prior year reflecting the fact that the Fine Point Agreement expired on December 31, 2009.

          Net gain (loss) on reorganization items and fresh start adjustments. The net gain (loss) on reorganization items and fresh start adjustments decreased by $313.9 million during the three month period ended June 30, 2010 compared to the comparable period in the prior year driven by aggregate non-cash adjustments of $321.0 million to recognize the net gain on the discharge of liabilities subject to compromise upon the effectiveness of the Plan and the revaluation of assets and liabilities under fresh start accounting, which was partially offset by an increase in bankruptcy-related professional fees of $7.0 million correlated with activities in the bankruptcy cases.

          Other expense. Other expense decreased by $2.9 million or 2.7% of net revenues during the three months ended June 30, 2010 over the comparable period in the prior year. The following is a discussion of the primary drivers of the trends in other expense.

•

Interest expense. Interest expense increased by $0.6 million, or 1.4% of net revenues, primarily as a result of higher borrowings on our DIP facility, along with increased interest expense associated with paid-in-kind interest on pre-petition secured debt in default.

•

Amortization of finance fees and accretion of discount on senior notes. This category decreased by $3.5 million, or 4.1% of net revenues, as a result of as a result of the write-off of deferred financing costs associated with the DIP Facility.

          Provision for state income taxes. The provision for state income taxes increased by $1.9 million, or 2.3% of net revenues, during the three month period ended June 30, 2010 over the comparable period in the prior year primarily as a result of the timing of capital purchases relative to the Expanded Complex.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

          Net revenues. Net revenues increased by $4.9 million in the six months ended June 30, 2010 over the comparable period in the prior year driven by an increase in gross revenues of $13.1 million, which was partially offset by an increase in promotional expenses of $8.2 million. The increase in gross revenues reflects increases in casino revenue of $10.9 million, food and beverage sales of $1.1 million, and hotel revenue of $1.1 million. The increase in casino revenue was primarily a result of growth in slot machine revenue (net of participation expense) of $12.8 million over the comparable period in the prior year as a result of the completion of the Expanded Complex in early 2009, the success of various promotional campaigns and reductions in participation expenses through buyouts of slot machine leases. The increase in food and beverage sales over the comparable period in the prior year resulted from the addition and enhancement of several food and beverage locations in early 2009, most notably the “International Buffet.” The increase in hotel revenue over the comparable period in the prior year was due to the fact that the hotel began operating in the first quarter of 2009. The increase in promotional allowances was primarily attributable to the overall increase in gross revenue, which provides more opportunities for our customers to spend promotional allowances.

          Direct operating expenses. Direct operating expenses increased by $3.9 million, or 0.6% of net revenues, in the six months ended June 30, 2010 over the comparable period in the prior year. The following is a discussion of the principal drivers of trends in direct operating expenses:

•

Casino expenses. Casino-related expenses increased by $4.1 million, or 1.8% of net revenues, during the six months ended June 30, 2010 over the comparable period in the prior year, as a result of an increase in bad debt expense of $1.7 million due to the write off of a large marker that we deemed to be uncollectible, an increase in complimentary costs of $1.7 million, an increase in costs associated with promotions of $0.2 million, an increase in postage costs of $0.3 million, and increased payroll costs in the table games and slots departments of $0.7 million, offset by a decrease in other player development costs of $0.2 million, a decrease in table lease expenses of $0.2 million, and a decrease in other direct marketing costs of $0.1 million.

•

Gaming taxes. Gaming taxes declined by $6.0 million, or 4.3% of net revenues, during the six months ended June 30, 2010 as a result of the impact of a 5% gaming tax rollback, which was granted by the MGCB on March 9, 2010 and retroactive to February 2009.

•

Food and beverage expenses. Food and beverage expenses decreased by $0.6 million, or 0.5% of net revenues, during the six months ended June 30, 2010 as a result of a decrease in food and beverage costs of sales of $0.5 million and increased provisions of complimentary food and beverage items (which apply as a reduction of food and beverage expenses and a corresponding allocation of expenses to gaming operations), offset by increased payroll and other costs due to increased revenue.

•

Hotel expenses. Hotel expenses increased by $1.7 million, or 0.9% of net revenues, during the six months ended June 30, 2010 as a result of a longer period of operations during 2010, relative to 2009 as the hotel did not open for business until the mid-first quarter of 2009.

•

Depreciation and amortization expense. Depreciation and amortization expenses increased by $4.7 million, or 2.7% of net revenues, during the six months ended June 30, 2010 primarily due to an increase in depreciation expense related to the completion of the construction of our hotel asset, which was not completely placed into service from construction-in-process until the middle of 2009.

          Indirect operating expenses. Indirect operating expenses increased by $1.6 million, or 0.4% of net revenues, in the six months ended June 30, 2010 over the comparable period in the prior year. The following is a discussion of the principal drivers of trends in indirect operating expenses:

•

Marketing, advertising and entertainment expenses. Marketing, advertising and entertainment expenses increased by $1.3 million, or 0.7% of net revenues, during the six months ended June 30, 2010, primarily as a result of increased TV and Radio advertising of $0.7 million, increased production costs of $0.4 million and increased payroll expense of $0.2 million.

•

Facilities expenses. Facilities expense increased by $0.4 million, or 0.1% of net revenues during the six months ended June 30, 2010 primarily due to an increase in engineering department expenses of $0.4 million and increases in the environmental service department expense of $0.2 million, offset by a decrease in utilities costs of $0.2 million.

•

General and administrative expenses. General and administrative expenses increased by $1.1 million, or 0.3% of net revenues during the six months ended June 30, 2010 compared to the prior year period, primarily as a result of increases in management incentive compensation costs of $0.1 million, corporate costs of $0.1 million, information technology department costs of $0.3 million, property tax expenses of $0.5 million, MGCB annual assessment fee of $0.1 million and union contract amortization costs of $0.2 million, offset by decreased costs in the accounting department of $0.1 million and a combined decrease in the compliance and security departments of $0.1 million.

•

Pre-opening expenses. Pre-opening expenses during the six months ended June 30, 2010 decreased by $1.0 million, or 0.6% of net revenues, primarily reflecting the hotel opening in the first quarter of 2009. All hotel related expenses from that point forward are reflected in hotel expenses within direct operating expenses.

•

Other indirect expenses. Other indirect expenses declined by $0.2 million, or 0.1% of net revenues, during the six months ended June 30, 2010 primarily as a result of our decision to close our gift shop.

          Consulting company success fees. Fine Point success fees decreased by approximately $4.2 million in the six months ended June 30, 2010 over the comparable period in the prior year reflecting the expiration of the Fine Point Agreement-on December 31, 2009.

          Net gain (loss) on reorganization items and fresh start adjustments. The net gain (loss) on reorganization items and fresh start adjustments decreased by $311.6 million during the three month period ended June 30, 2010 compared to the comparable period in the prior year driven by aggregate non-cash adjustments of $321.0 million to recognize the net gain on the discharge of liabilities subject to compromise upon the effectiveness of the Plan and the revaluation of assets and liabilities under fresh start accounting, which was partially offset by an increase in bankruptcy-related professional fees of $9.3 million correlated with activities in the bankruptcy cases.

          Other expense. Other expense decreased by $0.3 million during the six months ended June 30, 2010 over the comparable period in the prior year. The following is a discussion of the primary drivers of the trends in other expense.

•

Interest expense. Interest expense increased by $5.6 million, or 2.8% of net revenues during the six months ended June 30, 2010, as a result of higher borrowings on our DIP facility, along with increased interest expense associated with paid-in-kind interest on pre-petition secured debt in default.

•

Amortization of finance fees and accretion of discount on senior notes. This category decreased by $6.3 million, or 3.9% of net revenues, during the six months ended June 30, 2010 as a result of the write-off of deferred financing costs associated with the DIP Facility.

          Provision for state income taxes. The provision for state income taxes increased by $2.9 million, or 1.7% of net revenues, during the six months ended June 30, 2010 over the comparable period in the prior year primarily as a result of the timing of capital purchases relative to the Expanded Complex.

Liquidity and Capital Resources

Overview

          Our cash requirements have historically been for working capital, obligations under the Development Agreement, gaming taxes, debt service, the improvement of our facilities, including the Expanded Complex, the payment of management fees, tax distributions and, more recently, the funding of reorganization expenses associated with our bankruptcy. Our interest expense and liquidity demands increased significantly during the pendency of our bankruptcy proceedings because of, among other things, our increased indebtedness compared to prior periods due, in part, to the construction of our Expanded Complex, higher interest rates and professional and consulting expenses associated with our reorganization.

Cash Flows

          Our cash flows for the six months ended June 30, 2010 and 2009 consisted of the following:

	Six Months Ended June 30,

	2010	2009

Cash flows:
Net cash provided by operating activities	$10,485	$13,013
Net cash used in investing activities	(5,567)	(33,972)
Net cash provided (used in) by financing activities	(17,014)	16,917

Net increase (decrease) in cash and equivalents	$(12,096)	$(4,042)

          Net cash provided by operating activities. Net cash provided by operating activities declined by $2.5 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily as a result of increased cash outflow for reorganization costs, higher interest costs offset by an increase in accounts payable and other liabilities.

          Net cash used in investing activities. Net cash used in investing activities decreased by $28.4 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 as a result of the Expanded Complex being completed during the prior period.

          Net cash provided by financing activities. Net cash provided by financing activities decreased by $33.9 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 as a result of decreased borrowing needs due to the completion of the Expanded Complex of approximately $16 million, the payment of the pre-petition secured debt in default and the DIP financing of $558.0 million, the payment of financing fees of $16.7 million and notes payable of $0.9 million, offset by proceeds from long term notes payable of $362.6 million and capital contributions of $196.0 million.

Pre-petition and DIP Financing

          In December 2005, we entered into a loan agreement (the “Pre-petition Credit Facility”) that provided for a $190 million term loan and a $100 million revolving credit facility and we issued $185 million of 10.75% Senior Notes due 2013 (the “Senior Notes”). In April 2007, we increased the availability under the revolving credit portion of the Pre-petition Credit Facility to $125 million. In April 2007, we also entered into a $37.5 million incremental delayed draw term loan to be drawn within one year. However, in connection with our temporary waiver agreement with the lenders under the Pre-petition Credit Facility, we agreed to reduce the commitments under the incremental delayed term loan to zero. As of the Effective Date, the Pre-petition Credit Facility was terminated and the Senior Notes were cancelled.

          On June 9, 2008, following the commencement of the bankruptcy proceedings, we entered into a $150 million DIP facility (the “Original DIP Facility”) in order to finance the remainder of the Expanded Complex and provide funding for working capital and the costs associated with our reorganization. The Original DIP Facility included a delayed draw term loan for $135 million and a revolving credit facility for $15 million. The funds from the delayed draw term loan facility were only available to be used for construction related expenditures, while the funds from the revolving credit facility were available to pay operational and construction related expenses.

          The Original DIP Facility was amended and restated on February 20, 2009 (the “Amended and Restated Original DIP Facility”) to provide up to an additional $46 million in two delayed draw term loans. The Amended and Restated Original DIP Facility was replaced on December 29, 2009 by a $210 million DIP Facility in order to refinance the Amended and Restated Original DIP Facility and to provide funding for working capital and the costs associated with our reorganization. The DIP Facility included a $190 million term loan and a $20 million delayed draw term loan. The DIP Facility bore interest at a fixed rate of 14.5% per annum, of which 11% was paid in cash and 3.5% was paid-in-kind. Immediately prior to the Effective Date, the term loan was fully drawn and $20 million remained available under the delayed draw term loan. On the Effective Date, the DIP Facility was repaid.

Exit Financing

          On the Effective Date, Greektown issued approximately $385 million of New Senior Secured Notes, which resulted in $362 million of net proceeds, and entered into the $30 million Revolving Loan, with initial borrowing availability of up to $20 million. Certain of the proponents of the Plan purchased, in the aggregate, $200 million of the New Senior Secured Notes, and the members of an ad hoc group of pre-petition secured lenders purchased, in the aggregate, $185 million of the New Senior Secured Notes. The net proceeds of the New Senior Secured Notes reflect a combination of a commitment fee and an original issue discount apply. Pursuant to a rights offering, on the Effective Date we issued shares of the A-1 Preferred and the A-2 Preferred, as well as the A-1 Preferred Warrants and the A-2 Preferred Warrants. These transactions raised $200 million in the aggregate and netted $196 million after application of a Put Premium. Refer to Note 8 - Shareholders’ Equity (Successor) to the Consolidated Financial Statements (Unaudited) of Greektown Superholdings, Inc. for the Quarterly Period ended June 30, 2010 for additional information regarding the rights offering.

Revolving Loan

          The Revolving Loan is a three and one -half year revolving credit facility in an aggregate principal amount initially of up to $20 million (increasing to $30 million upon the discharge and release of existing mortgages on the Trappers Parcel (as defined below) securing indebtedness owed by third parties (the “Trappers Mortgage Release”)), including $5 million for the issuance of standby letters of credit. The maximum expiration of individual letters of credit is twelve months after the issuance thereof or, if earlier, the maturity of the Revolving Loan. The Revolving Loan was executed on the Effective Date and was undrawn as of such date.

          The Revolving Loan is secured by a perfected first priority lien and security interest on all the assets of Greektown Superholdings and all its direct and indirect subsidiaries, excluding, among other things, our gaming license.

          Borrowings under the Revolving Loan initially will bear interest at an annual rate of LIBOR plus 3.50% or the higher of Comerica Bank’s prime reference rate and 3.25%. Upon the Trappers Mortgage Release, the Revolving Loan will bear interest at an annual rate of LIBOR plus 1.75% (if the Leverage Ratio (as defined below) is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1) or at an annual rate of (a) the higher of (i) Comerica Bank’s prime reference rate and (ii) 2.50% minus (b) 0.50% (if the Leverage Ratio is greater than or equal to 4 to 1) or 1% (if the Leverage Ratio is less than 4 to 1). There is a facility fee of 0.50% per annum on the aggregate revolving credit commitment amount payable quarterly in arrears commencing on July 1, 2010 (in respect of the prior fiscal quarter or portion thereof), and on the first day of each fiscal quarter thereafter. There is also a non-refundable letter of credit fee of 3.50% per annum on the face amount of each letter of credit payable quarterly in advance. Upon the Trappers Mortgage Release, this rate drops to 1.75% (if the Leverage Ratio is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1). “Leverage Ratio” means as of the last day of any fiscal quarter of the Company, the ratio of an amount equal to, on a consolidated basis, the sum of all of the funded debt of the Company and its subsidiaries as of such date, excluding all subordinated debt, to EBITDA (as defined below) for the four fiscal quarters then ending. Adjustments to the interest rate and the applicable letter of credit fee rate are implemented quarterly based on the Leverage Ratio.

          The Revolving Loan requires mandatory prepayments in an amount equal to (i) 100% of the net proceeds of the permitted sale of assets (subject to certain exclusions and permitted reinvestments), (ii) 100% of the net proceeds of any recovery from insurance arising from an event of loss (subject to certain exclusions and permitted reinvestments), and (iii) 100% of the net proceeds for the issuance of any debt or equity securities (subject to certain exclusions). Except with respect to certain asset sales, mandatory prepayments will not reduce revolving credit commitments.

          The Revolving Loan contains a number of covenants that, among other things, restrict, subject to certain exceptions and materiality thresholds, our ability and the ability of our subsidiaries to sell assets and property, incur additional indebtedness, create liens on assets, make investments, loans, guarantees or advances, make distributions, dividends or payments on account of, or purchase, redeem or otherwise acquire, any of our capital stock, prepay certain indebtedness, engage in acquisitions, mergers or consolidations, engage in transactions with affiliates, amend agreements governing our indebtedness, including the notes, make capital expenditures, enter into negative pledges, change our fiscal year and change our name, jurisdiction of incorporation or location at which any Collateral is stored. The Company has also agreed to complete the Trappers Mortgage Release within one year following the date of the Revolving Loan.

          In addition, the Revolving Loan contains a financial covenant pursuant to which Greektown Superholdings must maintain as of each Test Date, a Fixed Charge Coverage Ratio of not less than 1.05 to 1 (measured from the Effective Date until the applicable determination date for all fiscal quarters ending on or before March 31, 2011 and thereafter, on a trailing twelve month basis). “Test Date” means (i) the last day of each fiscal year of Greektown Superholdings, and (ii) the last day of each fiscal quarter, if the sum of the average daily outstanding advances plus the aggregate undrawn face amount of all issued, outstanding and unexpired letters of credit under the Revolving Loan exceeded $7.5 million during such quarter or if there are any advances outstanding under the Revolving Loan on the last day of such fiscal quarter. “Fixed Charge Coverage Ratio” means EBITDA divided by the sum, without duplication, of (i) cash interest expense, (ii) principal payments, (iii) cash income tax payments, (iv) restricted payments paid or payable in cash, (v) unfinanced capital expenditures, and (vi) capitalized lease payments. For the September 30, 2010, December 31, 2010 and March 31, 2011 measuring periods, unfinanced capital expenditures will be assumed to be the lesser of (x) actual unfinanced capital expenditures and (y) $3 million, $6 million and $9 million, respectively. “EBITDA” means, for any period of determination, net income for the applicable period plus, without duplication and only to the extent deducted in determining net income, (i) depreciation and amortization expense for such period, (ii) interest expense, whether paid or accrued, for such period, (iii) all income taxes for such period, and (iv) certain unusual and non-recurring charges occurring within twelve months of closing.

          The Revolving Loan contains certain events of default, including failure to make required payments; breaches of covenants which are not cured within a stated cure period or any representations and warranties in any material adverse respect; defaults under certain other indebtedness; certain judgments against the Company for the payment of money; failure to keep any material provision of any loan document valid, binding and enforceable; a change of control; an event of bankruptcy or insolvency; loss of the Company’s gaming licenses to the extent such loss is reasonably likely to cause a material adverse effect; the Company becomes the subject of certain enforcement actions if such enforcement action has not been dismissed or terminated within 60 days after commencement; or the Company becomes prohibited from conducting gaming activities for a period of greater than thirty consecutive days. A default could result in, among other things, a termination of the revolving credit commitment and acceleration of amounts outstanding under the Revolving Loan.

          A small parcel of real property underlying a portion of our casino operations (the “Trappers Parcel”) is encumbered by mortgages which secure indebtedness owed to Greektown LLC and third parties. While the Company believes that these third party liens are discharged pursuant to the terms of the Plan, the liens established by these mortgages were not removed from the title record or insured by the title company prior to the Effective Date. Historical subordination agreements from the third parties holding such mortgages exist whereby such parties have agreed not to exercise remedies until Greektown LLC has exercised such remedies under a mortgage in favor of Greektown LLC on the same parcel. Further, the Company and its subsidiaries have agreed to collaterally assign the mortgage in favor of Greektown LLC as well as a mortgage under which a pre-bankruptcy affiliate of the Company is the borrower (but as to which Greektown LLC is also the beneficiary of a collateral assignment to secure the mortgage in favor of us) to the lenders under the Revolving Loan on a first-priority basis and to the holders of the Notes on a second-priority basis. However, if the subordination agreements and the collateral assignment of the mortgage in favor of Greektown LLC and under which Greektown LLC’s pre-bankruptcy affiliate is the borrower were determined not to be enforceable, such mortgages could be deemed to have a higher priority than the mortgage on such property that the Company is granting to holders of the notes. In the event that the holders of such mortgages are able to exercise their rights under such mortgages, they would be entitled, among other remedies, to foreclose such liens which could result in Greektown LLC’s loss of title to such property. Pending the discharge of the liens on the Trappers Parcel, availability under the Revolving Loan will be limited to $20 million, and the failure to resolve the issue within one year of the closing of the Revolving Loan will result in a default under the Credit Agreement unless otherwise waived.

New Senior Secured Notes

          The New Senior Secured Notes (the “Notes”) mature on July 1, 2015. The Notes bear interest at a rate of 13.0% per annum. Interest on the Notes is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2011. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months.

          The Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture governing the Notes, for any fiscal year commencing with the fiscal year beginning on the date of the Indenture and ending December 31, 2010.

          The Notes are secured by a perfected lien and security interest on all the assets of Greektown and all its direct and indirect subsidiaries, excluding, among other things, our gaming license, junior only to the lien and security interest granted to lenders under the Revolving Loan. Subject to certain exceptions, the Notes are also secured by a pledge of the membership interests and/or capital stock of Greektown Holdings and all its direct and indirect subsidiaries, junior only to the pledge of such interests to the lenders under the Revolving Loan.

          At any time prior to January 1, 2013, the Company may on any one or more occasions redeem all or a part of the Notes, upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a specified premium as of, and accrued and unpaid interest and special interest, if any, to the date of redemption, subject to the rights of holders of Notes on the relevant record date to receive interest due on the relevant interest payment date. On or after January 1, 2013, the Company may redeem some or all of the Notes at any time at the redemption prices specified in the Indenture plus accrued and unpaid interest and special interest, if any, to the applicable redemption date.

          The Notes contain covenants limiting the ability of Greektown and/or its direct and indirect subsidiaries (and in certain instances Greektown Superholdings) to, among other things, (i) engage in businesses other than the operation of Greektown Casino; (ii) incur or guarantee additional indebtedness; (iii) create liens; (iv) make certain investments; (v) pay dividends on or make payments in respect of capital stock; (vi) consolidate or merge with other companies; (vii) sell certain assets; (viii) enter into transactions with affiliates; (ix) agree to negative pledge clauses and (x) enter into sales and leasebacks. Failure to comply with the covenants under the Notes or the Revolving Loan could result in a default under the applicable documents unless Greektown obtains a waiver of, or otherwise mitigates, the default.

          The Indenture for the Notes contains certain events of default, including (i) failure to pay principal, interest, fees or other amounts when due; (ii) breach of any covenants which are not cured within a stated cure period; (iii) default under certain other indebtedness; (iv) becoming subject to certain judgments; (v) failure to keep liens or security interests valid; (vi) certain events of bankruptcy or insolvency; (vii) impairment of any collateral to the loans; (viii) ceasing to own the casino complex; or (ix) loss of gaming or certain other licenses, or the legal authority to conduct gaming activities. A default could result in an acceleration of the New Senior Secured Notes and acceleration of amounts outstanding thereunder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange and commodity prices. We do not believe we are subject to material risk from adverse changes in foreign exchange or commodity prices. We are subject to market risk from adverse changes in interest rates.

          Borrowings under the Revolving Loan bear interest at a variable rate. If interest rates were to increase, interest expense with respect to the Revolving Loan borrowings would increase, however, the extent of such increase cannot be determined at this time.

          We do not enter into derivative contracts for trading or speculative purposes, but we may enter into derivatives, particularly interest rate swaps, to protect interest rate exposure arising from our borrowings under the Revolving Loan by effectively swapping them into fixed rates.

Item 4. Controls and Procedures.

          Our President (principal executive officer) and Chief Financial Officer (principal financial officer) has concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

          During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

          The Company is a defendant in various pending litigation. In management’s opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

          As part of the bankruptcy reorganization process, the Debtors engaged Moelis & Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provides for a success fee if certain requirements are met. Moelis asserted in a letter to the Company its intent to submit an administrative claim for fees and expenses totaling approximately $12.9 million, of which approximately $3 million was paid prior to the Effective Date. The Company responded that it did not approve the amount of fees and expenses asserted by Moelis because such amount substantially exceeds the amount to which Moelis is entitled under its engagement letter. Any dispute regarding the amount owed will be within the jurisdiction of the Bankrupcty Court.

          Certain parties to contracts entered into prior to the commencement of the Debtors’ bankruptcy proceedings have asserted claims alleging that the Company assumed those contracts and is responsible for amounts necessary to cure prepetition defaults under such contracts. Other similar claims may still be asserted. The Company may become involved in disputes over the nature and amount of such claims. The amount of such claims are estimated at approximately $2.7 million.

Item 5. Other Information

Appointment of Executive Chairman of the Board

          On August 10, 2010, the Board of Directors of the Company appointed George Boyer to serve as the Company’s Executive Chairman of the Board. Mr. Boyer will continue in his role as Chairman of the Company’s Board of Directors.

          The responsibilities of the position of Executive Chairman of the Board include (i) leading the management of the Company in strategic, marketing and operational issues consistent with the direction of the Board, (ii) liaising between the management of the Company and the Board and providing a monthly update to the Board, and (iii) leading a search to supplement the existing management team.

          Mr. Boyer, who is 58 years of age, was appointed as a member of the Company’s Board of Directors on March 17, 2010. He was President and Chief Operating Officer of MGM Grand Detroit from 2002 to 2008 and a member of the development team for the permanent casino, which opened in 2007. Previously, he served as President of another MGM Mirage subsidiary company and held other senior leadership positions in Las Vegas. MGM Mirage is an entertainment company headquartered in Las Vegas that owns resort-casinos, restaurants, residential living and retail departments in Nevada and Michigan. Before Mr. Boyer joined the gaming industry, he held various audit positions at the Philadelphia Stock Exchange and the United States General Accounting Office from 1976 through 1986. Currently, Mr. Boyer is also an audit committee member and director of First Mercury Financial Corporation (NYSE: FMR), a property and casualty insurance company based in Southfield, Michigan.

          In connection with Mr. Boyer’s appointment as Executive Chairman of the Board, the Board of Directors has agreed to compensate him, effective as of July 12, 2010, at a rate of $50,000 per month. He will also be provided with medical benefits comparable to those afforded to senior management of the Company, continued indemnification as an officer and director of the Company, and reimbursement of expenses. The foregoing compensation is in addition to the previously approved compensation of the position of Chairman of the Board for Mr. Boyer.

Director Compensation Program

          On August 11, 2010, the Company’s Compensation Committee approved a director compensation program for members of the Company’s Board of Directors. Pursuant to this program, the Chairman of the Board shall receive an annual retainer of $225,000, and all other board members shall receive an annual retainer of $75,000. In addition, the Chairmen of the Audit Committee, the Nominating, Corporate Governance and Regulatory Compliance Committee and the Compensation Committee shall each receive an additional $25,000, and each member of the Board of Directors that serves on a committee in a non-chair capacity shall receive an additional $10,000. All annual retainers will be paid half in cash and half in resticted shares of Series A-1 Common Stock, vesting in quarterly increments over a one year period. Each director may elect annually to receive all or part of the equity portion of the award in cash. Such cash payments will be made when the equity would have vested. No separate per-meeting fees will be paid to members of the Board of Directors.

          In addition, the director compensation program provides that each member of the Company’s Board of Directors is entitled to receive restricted shares of the Company’s Series A-1 Common Stock. Upon joining the Company’s Board of Directors, the Chairman of the Board is entitled to $275,000 of such stock, the Vice Chairman of the Board is entitled to $150,000 of such stock, and all other directors are entitled to $125,000 of such stock. All such restricted shares will vest in three equal annual installments.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number	Description

10.1

Pledge and Security Agreement, dated July 30, 2010, by and among Greektown Superholdings, Inc., Greektown Newco Sub, Inc., Greektown Holdings, L.L.C., Greektown Casino, L.L.C., Realty Equity Company Inc., Contract Builders Corporation and Comerica Bank.

10.2

Pledge and Security Agreement, dated July 30, 2010, by and among Greektown Superholdings, Inc., Greektown Newco Sub, Inc., Greektown Holdings, L.L.C., Greektown Casino, L.L.C., Realty Equity Company Inc., Contract Builders Corporation and Wilmington Trust FSB.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEKTOWN SUPERHOLDINGS, INC.

By:	/s/ Clifford J. Vallier

Name: Clifford J. Vallier
Title: President, Chief Financial Officer and Treasurer

August 16, 2010