Form 10-Q
period 2010-09-30
Greektown Superholdings, Inc.
filed 2010-11-15
CIK 1487685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2010

Series A-1 Common Stock, $0.01 par value	140,000 shares
Series A-2 Common Stock, $0.01 par value	None

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements
Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands, except share and per share data)

	Successor September 30, 2010	Predecessor December 31, 2009

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,600	$25,692
Certificate of deposit	533	530
Accounts receivable – gaming, net	1,310	3,603
Accounts receivable – other, net	1,459	1,069
Notes receivable	2,000	2,460
Gaming tax receivable	—	12,328
Inventories	339	433
Prepaid expenses and other current assets	10,544	19,498
Current portion of financing fees	3,345	3,042

Total current assets	55,130	68,655

Property, building, and equipment, net	337,423	472,271

Other assets:
Financing fees, net of accumulated amortization	12,206	6,670
Deposits and other assets	30	30
Casino development rights	117,800	—
Trade names	26,300	—
Rated player relationships	65,550	—
Goodwill	108,475	—

Total assets	$722,914	$547,626

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands, except share and per share data)

	Successor September 30, 2010	Predecessor December 31, 2009

	(unaudited)
Liabilities and shareholders’ equity (members’ deficit)
Current liabilities:
Debtor-in-possession financing	$—	$190,037
Secured debt in default	—	342,054
City of Detroit settlement agreement accrual	—	13,547
Accounts payable	14,440	12,846
Accrued interest	12,968	1,650
Accrued income taxes	7,120
Unsecured distribution liability	10,000	—
Notes payable	504	1,890
Accrued expenses and other liabilities	10,386	20,947

Total current liabilities	55,418	582,971

Liabilities subject to compromise	—	252,420

Long-term liabilities:
Senior secured notes - net	363,402	—
Obligation under capital lease	2,519	786
Deferred michigan business tax	3,702	2,370

Total long-term liabilities	369,623	3,156

Total liabilities	425,041	838,547

Shareholders’ equity (members’ deficit):
Series A-1 preferred stock at $0.01 par value; 1,688,268 shares authorized, 1,463,535 shares issued and outstanding at September 30, 2010	185,396	—
Series A-2 preferred stock at $0.01 par value; 645,065 shares authorized, 162,255 shares issued and outstanding at September 30, 2010	20,551	—
Series A-1 preferred warrants at $0.01 par value; 202,511 shares issued and outstanding at September 30, 2010	25,651	—
Series A-2 preferred warrants at $0.01 par value; 460,587 shares issued and outstanding at September 30, 2010	58,342	—
Series A-1 common stock at $0.01 par value; 4,354,935 shares authorized, 140,000 shares issued and outstanding at September 30, 2010	1	—
Series A-2 common stock at $0.01 par value; 645,065 shares authorized, no shares issued	—	—
Additional paid-in capital	12,937	47,588
Accumulated deficit	(5,005)	(338,509)

Total shareholders’ equity (members’ deficit)	297,873	(290,921)

Total liabilities and shareholders’ equity (members’ deficit)	$722,914	$547,626

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Operations (unaudited)
(In Thousands, except share and per share data)

	Successor	Predecessor

	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,

	2010	2009	2010	2009

Revenues
Casino	$85,134	$87,680	$173,563	$250,310
Food and beverage	5,900	5,917	11,924	16,764
Hotel	2,569	2,274	4,628	5,755
Other	1,291	1,351	2,482	3,851

Gross revenues	94,894	97,222	192,597	276,680
Less promotional allowances	12,235	10,949	23,591	26,340

Net revenues	82,659	86,273	169,006	250,340

Operating expenses
Casino	20,402	18,743	40,425	55,102
Gaming taxes	18,832	23,799	38,469	68,260
Food and beverage	3,916	4,182	7,817	12,592
Hotel	2,188	2,021	4,397	4,745
Marketing, advertising, and entertainment	1,496	2,512	4,146	5,368
Facilities	4,736	4,504	9,689	13,746
Depreciation and amortization	10,031	4,412	10,488	10,159
General and administrative expenses	11,018	10,575	21,437	30,914
Other	58	153	105	438
Pre-opening expenses	—	—	—	1,043
Consulting company success fee	—	2,080	—	6,240

Operating expenses	72,677	72,981	136,973	208,607

Income from operations	9,982	13,292	32,033	41,733

Other income (expense)
Interest expense	(13,070)	(18,317)	(37,489)	(49,670)
Amortization of finance fees	(1,633)	(3,101)	(2,079)	(11,457)
Net gain (loss) on Chapter 11 related reorganization items and fresh start adjustments	378	(7,348)	301,352	(17,602)
Other	(30)	10	(298)	163

Total other income (expense), net	(14,355)	(28,756)	261,486	(78,566)

Income (loss) before provisions for state income taxes	(4,373)	(15,464)	293,519	(36,833)

Michigan business tax expense – current	(650)	(518)	(1,248)	(529)
Michigan business tax benefit (expense) – deferred	18	(14)	(1,350)	256

Net income (loss)	$(5,005)	$(15,996)	$290,921	$(37,106)

Loss per share-basic and dilutive:

Basic	$(66.41)	N/A	N/A	N/A

Diluted	$(66.41)	N/A	N/A	N/A

Weighted average common shares	140,000	N/A	N/A	N/A

Weighted average common and common equivalent shares	140,000	N/A	N/A	N/A

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In Thousands)

	Successor	Predecessor

	Three Months Ended September 30, 2010	Six Months Ended June 30, 2010	Nine Months Ended September 30, 2009

Operating activities
Net income (loss)	$(5,005)	$290,921	$(37,106)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,031	10,488	10,159
Amortization of financing fees	1,633	2,079	11,457
Bad debt expense	—	1,500	—
Chapter 11 related reorganization items and fresh start adjustments	(378)	(301,352)	17,602
Deferred Michigan business tax	(18)	1,350	(256)
Stock based compensation	79	—	—
Changes in current assets and liabilities:
Accounts receivable	219	642	(99)
State of Michigan gaming tax refundable	5,743	6,585	—
Inventories	74	20	164
Prepaid expenses and other current assets	2,180	4,748	5,908
Accounts payable	7,355	(6,315)	(8,725)
Accrued PIK interest	—	(27,783)	4,586
City of Detroit settlement agreement accrual	—	(13,547)	—
Accrued expenses, interest, and other liabilities	9,419	14,031	33,385

Net cash provided by (used in) operating activities before reorganization costs	31,332	(16,633)	37,075
Operating cash flows for reorganization costs	(4,216)	(14,557)	(19,587)

Net cash provided by (used in) operating activities	27,116	(31,190)	17,488

Investing activities
Capital expenditures	(4,450)	(5,566)	(40,261)
Investment in certificate of deposit	(1)	(2)	(7)

Net cash used in investing activities	(4,451)	(5,568)	(40,268)

Financing activities
Proceeds from borrowings under Amended DIP Financing	—	—	36,715
Proceeds from borrowings on long-term debt and notes payable	—	362,605	—
Payments on long-term debt	—	(516,328)	(220)
Payments on notes payable	(476)	(913)	(4,339)
Financing fees paid	(185)	(16,702)	(8,415)
Proceeds from issuance of stockholders’ equity	—	196,000	—

Net cash provided by (used in) financing activities	(661)	24,662	23,741

Net increase (decrease) in cash and cash equivalents	22,004	(12,096)	961
Cash and cash equivalents at beginning of period	13,596	25,692	24,032

Cash and cash equivalents at end of period	$35,600	$13,596	$24,993

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$103	$13,689	$15,210

Cash paid during the period for (MBT) Michigan Business Taxes	$760	$475	$165

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
(In Thousands)

	Successor Greektown Superholdings, Inc.									Predecessor Greektown Holdings

	Common Stock A-1	Common Stock A-2	Preferred Stock A-1	Preferred Stock A-2	Preferred Warrants A-1	Preferred Warrants A-2	Additional Paid-in Capital	Accumulted Deficit	Total Shareholders’ Equity	Contributed Capital	Accumulated Income (Deficit)	Total Members’ Deficit

Balance at December 31, 2009										$47,588	$(338,509)	$(290,921)
Net income										—	290,921	290,921
Elimination of Holdings’ deficit										(47,588)	47,588	—

Balance at March 17, 2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	—	—	—

Issuance of shareholders’ equity	1	—	185,396	20,551	25,651	58,342	12,858	—	302,799	—	—	—

Balance at June 30, 2010	$1	$—	$185,396	$20,551	$25,651	$58,342	$12,858	$—	$302,799	$—	$—	$—

Net loss								$(5,005)	$(5,005)
Stock based compensation	$—							79	79

Balance at September 30, 2010	$1	$—	$185,396	$20,551	$25,651	$58,342	$12,937	$(5,005)	$297,873

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

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

          On May 29, 2008, Greektown Holdings, together with its direct and indirect subsidiaries and certain affiliates, filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. As contemplated by a plan of reorganization (the “Plan”) approved by the Bankruptcy Court, Greektown Superholdings, Inc. (“Greektown Superholdings,” and together with its subsidiaries “we,” “our,” “us,” “the Company,” or “Greektown”) was incorporated under the laws of the State of Delaware on March 17, 2010. As of the Effective Date as defined below, each of Greektown Superholdings and its wholly-owned subsidiary, Greektown Newco Sub, Inc. (the “Greektown Sub”), hold 50% of the outstanding membership interests of Greektown Holdings. Greektown Superholdings is a holding company that has no other operating assets. Through its direct and indirect ownership of Greektown Holdings, Greektown Superholdings owns and operates Greektown Casino. Greektown LLC also holds all the ownership interest in Contract Builders Corporation (“Contract Builders”) and Realty Equity Company, Inc. (“Realty Equity”), each of which own real estate near Greektown Casino. The assets of Trappers GC Partners, LLC (“Trappers”) were transferred to Greektown Casino and Trappers has been dissolved pursuant to the Plan. Unless otherwise indicated or the context otherwise requires, the following discussion describes the business and operations of Greektown Superholdings after the Effective Date. Greektown Superholdings’ corporate headquarters are located at 555 East Lafayette, Detroit, Michigan 48226.

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

          The Plan, which was substantially consistent with the terms set forth in the Purchase and Put Agreement, generally provided for the full payment or reinstatement of allowed administrative claims, priority claims, post-petition secured claims, and pre-petition secured claims, the satisfaction of general unsecured claims through the distribution of cash and litigation trust interests and the cancellation of the existing equity interests in Greektown Holdings. The deadline to file administrative claims,

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

professional claims and substantial contribution claims occurred on August 14, 2010. As provided in the Plan and confirmation order, such claims may not be subject to resolution under the Plan. The Plan also provided that the holders of Senior Notes receive all of the shares of our Common Stock issued pursuant to the Plan and the rights issued in the Rights Offering (as defined below) plus interests in litigation trust (the “Litigation Trust”). The Litigation Trust, which has been established pursuant to the Plan, has authority and standing to, among other things, (i) monitor distributions to general unsecured creditors under the Plan and (ii) perform the general unsecured creditors’ claims reconciliation process. On the Effective Date, rights to certain claims or causes of action of the Debtors were placed into the Litigation Trust. On the Effective Date, Greektown LLC loaned $375,000 on a non-recourse basis to the Litigation Trust to fund the fees, expenses, and costs of the Litigation Trust (the “Litigation Trust Loan”), which is evidenced by a note payable by the Litigation Trust to Greektown LLC. A trustee was appointed for the Litigation Trust who will, among other things, hold the assets of the trust for the benefit of the holders of general unsecured claims and such other beneficiaries as described in the Plan, prosecute or resolve certain unsettled litigation claims and make distributions of consideration received by the Litigation Trust as a result of any judgment, settlement, or compromise of any such claims.

          The terms of the Litigation Trust require that the Company fund $10,000,000 to a segregated account, payable in four equal quarterly installments of $2,500,000 commencing on September 30, 2010.

          Pursuant to the Plan, the sale of 1,850,000 shares of Preferred Stock in a rights offering (the “Rights Offering”), together with the direct purchase of 150,000 shares of Preferred Stock by certain of the Put Parties, all at a purchase price of $100 per share, provided approximately $196 million in net proceeds. Such net amount reflects the determination of the Put Parties to receive $4 million of the Cash Put Premium from Greektown Superholdings in cash and 66,666 shares of Preferred Stock in lieu of the remaining $6 million of the Cash Put Premium. All of the purchases of Preferred Stock were completed on the Effective Date and the shares of Preferred Stock were issued on the Effective Date or as soon as reasonably practicable thereafter. Each party who agreed to purchase Preferred Stock was given the option to purchase Preferred Stock with regular or reduced voting rights. However, certain parties that elected to purchase Preferred Stock and were concerned that they might acquire more than 4.9% of the capital stock of Greektown Superholdings, or certain parties that qualified as “Institutional Investors” under Michigan gaming law that were concerned that they may acquire more than 14.9% of the capital stock of Greektown Superholdings, elected to receive Warrants to purchase Preferred Stock at an exercise price of $0.01 per share representing a portion of the Preferred Stock that they had elected to purchase. As a result, the holders of Senior Notes and the Put Parties own all of the outstanding equity interests of Greektown Superholdings as of the Effective Date. In addition, under the Plan, at the end of the day on the Effective Date, Greektown Holdings’ existing members’ capital deficit was extinguished and no distributions were made to existing members. Certain of the Put Parties assigned their Put Commitment and certain of their other rights and obligations under the Purchase and Put Agreement to other Put Parties pursuant to an Assignment and Assumption Agreement dated as of March 31, 2010.

          On the Effective Date, Greektown Superholdings issued $385 million in 13% Senior Secured Notes (the “New Senior Secured Notes”) and entered into a $30 million revolving credit facility with Comerica Bank, $20 million of which is currently available for borrowings (the “Revolving Loan” and, together with the New Senior Secured Notes, the “Exit Financing”). On the Effective Date, the proceeds of the Rights Offering, the proceeds of the direct purchase of Preferred Stock, and the proceeds from the sale of the New Senior Secured Notes were used to pay all outstanding borrowings under the DIP Facility, to repay the pre-petition secured claims, and to make other payments required upon exit from bankruptcy. The proceeds from the sale of the New Senior Secured Notes remaining after the foregoing payments were made, as well as the Revolving Loan, were used to provide ongoing liquidity to conduct our operations.

Note 2. Summary of Significant Accounting Policies

Presentation and Basis of Accounting

          The accompanying consolidated financial statements present the financial position of Greektown Superholdings, Inc. and its wholly owned subsidiaries as of and for the three months ended September 30, 2010. The accompanying consolidated statements of operations and cash flows of the Predecessor are presented for the six months ended June 30, 2010 and three and nine months ended September 30, 2009.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

          The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles. However, they do contain all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods included therein. The interim results reflected in these financial statements are not necessarily indicative of results to be expected for the full fiscal year.

Use of Estimates

          The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include valuation allowances for receivables, tax obligations and certain other accrued liabilities. Actual results could differ from those estimates.

Casino Revenues

          Greektown Casino recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues from food and beverage and hotel operations are recognized at the time of sale or upon the provision of service.

Promotional Allowances

          The retail value of food, beverage, and other complimentary items furnished to customers without charge is included in revenues and then deducted as promotional allowances. The estimated costs of providing such promotional allowances for the nine months ended September 30, 2010 and 2009, are approximately as follows (in thousands):

	Successor		Predecessor

	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,

	2010	2009	2010	2009

Food and beverage	$3,013	$2,798	$6,055	$6,946
Hotel	649	917	1,585	1,822

	$3,662	$3,715	$7,640	$8,768

Cash, Cash Equivalents, and Certificates of Deposit

          The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Certificates of deposit represent cash deposits with original maturities in excess of three months.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

Goodwill and Intangible Assets

          Goodwill represents the excess of reorganization value over fair value of assets acquired and liabilities assumed in fresh start accounting at June 30, 2010. In accordance with accounting guidance related to goodwill and other intangible assets, we test for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year and in certain situations between those annual dates, if indicators of impairment arise.

          Goodwill is tested for impairment using a discounted cash flow model based on the estimated future results of the Company, discounted using the Company’s weighted-average cost of capital and market indicators of terminal year capitalization rates. The implied fair value of goodwill is determined by allocating the fair value of the Company to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill. The implied fair value of the Company’s goodwill is compared to the carrying value of that goodwill. If the implied fair value of the goodwill is less than its carrying value, then goodwill is written down to its implied fair value and an impairment charge is recorded.

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

          Inherent in the reviews of the carrying amounts of goodwill and intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the property where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

Fair Value of Financial Instruments

          The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, and accounts payable approximates fair value because of the short-term maturity of these instruments. The fair value of senior secured notes, net of original issue discount and capital lease obligation approximates their carrying value, as determined by the Company, using available market information.

Earnings per Share

          Earnings per Share —Basic earnings (loss) per common share (“EPS”) is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from the calculation of diluted EPS. See Note 10 for further information.

Stock-Based Compensation

          Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is being expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements for the three months ended September 30, 2010 was $79,000. The Company did not record a stock-based compensation expense for three month and nine months ended September 30, 2009, and six months ended June 30, 2010, as the restricted shares were issued during the quarter ended September 30, 2010. See Note 9 for further information.

Income and Other Taxes

          A provision for federal taxes for the three months ended September 30, 20010 was not recorded because the Company provided a full valuation allowance on its losses during the quarter. A provision for federal income taxes for the six months ended June 30, 2010 and the three and nine months ended September 30, 2009 was not recorded because the operating results

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

presented within the statement of operations are the results of the limited liability company (“LLC”) taxed as a partnership for federal tax purposes. As such, taxable income or loss was allocated to the members of Greektown Holdings based on their respective ownership percentages in accordance with the LLC agreement, for the respective period.

The Company records income taxes for the Michigan Business Tax (MBT) which is considered an income tax under the provisions of the Income Taxes topic of the FASB ASC. The MBT has a gross receipts tax and an income tax component. The Company has a deferred tax asset of approximately $1.2 million and a deferred tax liability of approximately $4.9 million as of September 30, 2010. These amounts are presented net as a long-term deferred tax liability of approximately $3.7 million. Included in accrued income taxes is an estimated liability for 2010 MBT of approximately $650,000 and an estimated income tax contingency of $6.5 million related to certain potential taxes that could be assessed in connection with the enactment of the Plan. In addition, in connection with the emergence transaction, the Company has uncertainties regarding state tax attributes that could have a material impact on deferred taxes recorded in the consolidated balance sheet.

Impairment or Disposal of Long-Lived Assets

          The Company accounts for long-lived assets in accordance with the provisions of the Property, Plant, and Equipment topic of the FASB ASC. The Property, Plant, and Equipment topic of the FASB ASC requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Recently adopted accounting pronouncements

          The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Standard is effective for reporting periods beginning after December 15, 2009. The Company adopted ASU No. 2010-06 in the first quarter of 2010. The adoption of this Topic did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements

          The FASB issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently determining the impact of this guidance on its consolidated financial statements.

          A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements. The Company is currently determining the impact of this guidance on its consolidated financial statements.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

Note 3. Emergence from Chapter 11

Plan of Reorganization

          Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company emerged from bankruptcy and the Senior Noteholders of the Predecessor acquired the equity ownership of the Company through (a) the issuance of shares of its Common and Preferred Stock and warrants to purchase additional shares of its Preferred Stock and (b) the assumption of certain liabilities of the Predecessor included after the Petition Date to the extent not paid on or prior to the Effective Date.

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
For the Quarterly Period ended September 30, 2010

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

          In accordance with fresh start reporting, at June 30, 2010, the Company’s enterprise value has been allocated to existing assets using the measurement guidance provided in accounting guidance related to business combinations. In addition, liabilities, other than deferred taxes, have been recorded at the present value of amounts estimated to be paid. Finally, the Predecessor’s accumulated deficit has been eliminated and the Company’s new debt and equity have been recorded at fair value in accordance with the Plan. Deferred taxes have been determined in accordance with accounting guidance related to income taxes.

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

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

          The implementation of the Plan and the effects of the consummation of the transactions contemplated therein, which included the settlement of various liabilities, repayment of the Predecessor’s indebtedness, incurrence of new indebtedness and the adoption of fresh-start reporting in the Company’s consolidated balance sheet at June 30, 2010 were as follows (in thousands):

	Predecessor/ Historical Greektown Holdings, L.L.C.	Plan Effect Adjustments (a)		Fresh Start Adjustments (g)		Greektown Superholdings, Inc. As Adjusted

	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$31,282	$(17,686	)(b)	$—		$13,596
Certificates of deposit	532	—		—		532
Accounts receivable—gaming, net	1,692	—		—		1,692
Accounts receivable—other, net	921	375	(c)	—		1,296
Notes receivable	2,000	—		—		2,000
Inventories	413	—		—		413
State of Michigan gaming tax refundable	5,743	—		—		5,743
Prepaid expenses and other current assets	13,900	850	(d)	(2,026	)(e)	12,724
Current portion of financing fees	—	3,308	(f)	—		3,308

Total current assets	56,483	(13,153)		(2,026)		41,304
Property, building and equipment, net	467,349	—		(127,795	)(h)	339,554
Financing fees, net	17,309	(4,415	)(f)	—		12,894
Deposits and other assets	30	—		—		30
Other identifiable intangible assets:
Trade names	—	—		26,300	(i)	26,300
Rated player relationships	—	—		69,000	(i)	69,000
Casino development rights	—	—		117,800	(i)	117,800

Total other identifiable intangible assets	—	—		213,100		213,100
Goodwill	—	—		108,475	(j)	108,475

Total assets	$541,171	$(17,568)		$191,754		$715,357

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

	Predecessor/ Historical Greektown Holdings, L.L.C.	Plan Effect Adjustments (a)		Fresh Start Adjustments (g)		Greektown Superholdings, Inc. As Adjusted

	(In thousands, except per share amounts)
Liabilities and shareholders’/members’ equity (deficit)
Current liabilities:
Debtor-in-possession financing	$193,415	$(193,415	) (k)	$—		$—
Secured debt in default	367,322	(367,322	) (l)	—		—
Accounts payable	11,569	—		—		11,569
Accrued income taxes	760	6,470	(m)	—		7,230
Unsecured distribution liability	—	10,000	(n)	—		10,000
Notes payable	977	—		—		977
Accrued expenses and other liabilities	11,285	2,650	(o)	—		13,935
Accrued interest	5,441	(5,441	) (k)	—

Total current liabilities	590,769	(547,058)		—		43,711
Long-term liabilities:
New senior secured revolving credit facility	—	—	(p)	—		—
New senior secured notes, net of discount	—	362,605	(q)	—		362,605
Obligation under capital lease	786	—		1,736	(r)	2,522
Deferred Michigan Business Tax, net	3,720	—		—		3,720

Total long-term liabilities	4,506	362,605		1,736		368,847
Liabilities subject to compromise	264,987	(264,987	) (s)	—		—
Shareholders’ equity/members’ equity (deficit).	(319,091)	431,872	(t)	190,018	(u)	302,799

Total liabilities and shareholders’ equity/members’ equity (deficit)	$541,171	$(17,568)		$191,754		$715,357

Explanatory notes:

(a)—Represents amounts recorded as of the Effective Date for the consummation of the Plan, including the settlement of liabilities subject to compromise, the satisfaction of the DIP financing and pre-petition secured debt in default, the issuance of new indebtedness and related cash payments, the issuance of Common and Preferred Stock and warrants to purchase Preferred Stock, and other transaction associated with the consummation of the Plan.

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
For the Quarterly Period ended September 30, 2010

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
For the Quarterly Period ended September 30, 2010

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

(In $’000)	Net Book Value	Estimate Fair Value	Adjustment

Property, building and equipment:
Land	$104,191	$45,400	$(58,791)
Building and improvements	331,173	245,441	(85,732)
Gaming equipment and furnishings	11,222	19,774	8,552
Non-gaming equipment and furnishings	13,122	21,298	8,176
Construction in progress	7,641	7,641	—

Total property, building and equipment	$467,349	$339,554	$(127,795)

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
For the Quarterly Period ended September 30, 2010

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
For the Quarterly Period ended September 30, 2010

(n)—Represents an adjustment to record the $10 million unsecured settlement obligation reflecting the treatment provided for under the Plan whereby general unsecured claimants will receive their pro rata share of $10 million in cash payable over 4 quarterly installments during the initial year following the Effective Date.

(o)—Represents an adjustment to record liabilities for the expected settlement of certain pre-petition claims that were not settled at the Effective Date.

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
For the Quarterly Period ended September 30, 2010

(u)—Represents adjustment to equity related to fresh start reporting.

Reorganization items and fresh start adjustments

          Reorganization items and fresh start adjustments represent amounts incurred as a direct result of the Chapter 11 cases, the consummation of the Plan and the adoption of fresh start accounting, and were comprised of the following for the three-month periods ended September 30, 2010 and 2009, six- month periods ended June 30, 2010, and nine months periods ended September 30, 2009 (in thousands):

	Successor	Predecessor

	Three months ended September 30,	Three months ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,

	2010	2009	2010	2009

Non-cash reorganization items and fresh start adjustments:
Discharge of liabilities subject to compromise	$2,100	$—	$130,937	$—
Revaluation of assets and liabilities	—	—	190,018	—

Total non-cash reorganization items and fresh start adjustments	2,100	—	320,955	—
Professional fees and expenses:
Legal professional fees	(745)	(3,958)	(12,336)	(8,845)
Consulting professional fees	(763)	(3,359)	(6,758)	(8,663)
U.S. Trustee fees and other expenses	(214)	(32)	(509)	(95)

Total professional fees and expenses	(1,722)	(7,348)	(19,603)	(17,602)

Net gain (loss) on reorganization items and fresh start adjustments	$378	$(7,348)	$301,352	$(17,602)

          Professional fees include financial advisory, consulting, tax, legal, real estate and valuation services, among other items, that are directly associated with the Chapter 11 reorganization process. The Company continues to incur expenses related to the Predecessor’s Chapter 11 cases, which includes professional fees that were classified as reorganization items by the Predecessor.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

Note 4. Goodwill & Other Identifiable Intangible Assets

          Goodwill represents the excess of the reorganization value of Greektown Superholdings over the fair value of tangible and identified intangible net assets upon emergence from bankruptcy. Greektown recorded goodwill of $108.5 million upon the application of fresh start reporting.

          Other identifiable intangible assets consist of the following (in thousands):

	Estimated Fair Value	Assumed Useful Life

Other identifiable intangible assets:
Trade names	$26,300	Indefinite
Rated player relationships	65,550	5 years
Casino development rights	117,800	Indefinite

Total other identifiable intangible assets	$209,650

Accumulated amortization related to the rated player relationships intangible asset for the three months ended September 30, 2010 totaled $3.5 million.

          Upon the Effective Date, in connection with fresh start reporting, the Company recognized Greektown Holdings’ trade names, rated player relationships and casino development rights under the Development Agreement at estimated fair value as set forth in the table above. Intangible assets related to Greektown Superholdings were valued by valuation professionals who used income and cost based methods, as appropriate. The Greektown trade name was valued based on the relief from royalty method, which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee and a discount rate. The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates from similar assets to reach a 1% royalty rate. The discount rate applied was 12.5%, based on the weighted average cost of capital of the properties benefiting from the trade name. Casino development rights were valued based on the Greenfield method, which is a function of the cost to build a new casino operation, the build out period, and projected cash flows attributable to the casino once operational at a discount rate. The projected cash flows assumed a compound revenue growth rate of 2.7% and an effective tax rate of 40%. The discount rate assumed was 11.5% based on the weighted average cost of capital for the respective property. The value assigned to the rated player relationships was based on the present value of future earnings using the replacement cost method based on internally developed estimates. The determination of fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurances that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially.

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
For the Quarterly Period ended September 30, 2010

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

          On December 29, 2009, the Predecessor executed the Senior Secured Superpriority Debtor-In-Possession credit agreement (New DIP Credit Facility), which provided maximum aggregate principal of $210 million. The New DIP Credit Facility consisted of a $190 million Term A loan and a $20 million delayed draw term loan; the interest rate associated with these borrowings was 14.50% of which 11.00% was cash interest and 3.50% was PIK. Under the terms of the New DIP Credit Facility, the Term A Loan was utilized to fund the repayment in full the original DIP financing and the Amended DIP Financing.

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

Other

          Predecessor also borrowed $185 million in December 2005 under an unsecured note arrangement to finance its operations and meet its liability and equity commitments. The maturity date of the note was December 1, 2013. As a result of the Chapter 11 filing the notes became unsecured pre-petition liabilities subject to compromise and were settled upon effectiveness of the Noteholder Plan.

          Effective January 19, 2006 and September 28, 2007, Predecessor entered into interest rate swap agreements with notional amounts of $195 million and $70 million, respectively. The purpose of these interest rate swaps was to manage the cash flows related to well-defined interest rate costs and the risk associated with variable rate debt. These financial instruments were terminated as a result of the Chapter 11 filing. On the date of termination, the liabilities under the swap agreements became fixed at $9.3 million related to the $195 million interest rate swap agreement and $2.8 million related to the $70 million interest rate swap agreement. These liabilities were recorded by Predecessor and were included in liabilities not subject to compromise. Interest on these obligations is accrued as PIK at a 6.75% interest rate. Due to the effectiveness of the Noteholder Plan these liabilities were settled.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

Successor

Exit Facility

Purchase Agreement; Indenture; Notes

          On June 25, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”), by and between the Company and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $280.2 million principal amount of its Series A 13% Senior Secured Notes due 2015 (the “Series A Notes”) and $104.8 million principal amount of its Series B 13% Senior Secured Notes due 2015 (the “Series B Notes” and, together with the Series A Notes, the “Notes”) which are guaranteed (the “Guarantees”) by substantially all of the Company’s domestic subsidiaries (the “Guarantors” and, together with the Company, the “Obligors”) executed a joinder to the Purchase Agreement on June 30, 2010.

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
For the Quarterly Period ended September 30, 2010

interest and special interest, if any, to the applicable repurchase date.

          Covenants: The Indenture contains covenants limiting the ability of Greektown and/or its direct and indirect subsidiaries (and in certain instances Greektown Superholdings) to, among other things, (i) engage in businesses other than the operation of Greektown Casino; (ii) incur or guarantee additional indebtedness; (iii) create liens; (iv) make certain investments; (v) pay dividends on or make payments in respect of capital stock; (vi) consolidate or merge with other companies; (vii) sell certain assets; (viii) enter into transactions with affiliates; (ix) agree to negative pledge clauses and (x) enter into sales and leasebacks. Failure to comply with these covenants could result in a default under the Indenture unless Greektown Superholdings, Inc obtains a waiver of, or otherwise mitigates, the default.

          Events of Default: The Indenture for the New Senior Secured Notes contains events of default, including (i) failure to pay principal, interest, fees or other amounts when due; (ii) breach of any covenants which are not cured within a stated cure period; (iii) default under certain other indebtedness; (iv) becoming subject to certain judgments; (v) failure to keep liens or security interests valid; (vi) certain events of bankruptcy insolvency; (vii) impairment of any collateral to the loans; (viii) ceasing to own the casino complex; or (ix) loss of gaming or certain other licenses, or the legal authority to conduct gaming activities. A default could result in an acceleration of the New Senior Secured Notes and acceleration of amounts outstanding there under.

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
For the Quarterly Period ended September 30, 2010

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

          Trappers Mortgage Release. A small parcel of real property underlying a portion of our casino operations (the “Trappers Parcel”) is encumbered by mortgages which secure indebtedness owed to the Company and third parties. While the Company believes that these third party liens are discharged pursuant to the terms of the Plan, the liens established by these mortgages were not removed from the title record or insured by the title company prior to the Effective Date. Historical subordination agreements from the third parties holding such mortgages exist whereby such parties have agreed not to exercise remedies until Casino has exercised such remedies under a mortgage in favor of Casino on the same parcel.

Further, the Company and its subsidiaries have agreed to collaterally assign the mortgage in favor of the Company as well as a mortgage under which a pre-bankruptcy affiliate of the Company is the borrower (but as to which the Company is also the beneficiary of a collateral assignment to secure the mortgage in favor of us) to the lenders under the Revolving Loan on a first-priority basis and to the holders of the Notes on a second-priority basis. However, if the subordination agreements and the collateral assignment of the mortgage in favor of the Company and under which the Company’s pre-bankruptcy affiliate is the borrower were determined not to be enforceable, such mortgages could be deemed to have a higher priority than the mortgage on such property that the Company is granting to holders of the notes. In the event that the holders of such mortgages are able to exercise their rights under such mortgages, they would be entitled, among other remedies, to foreclose such liens which could result in the Company’s loss of title to such property. Pending the discharge of the liens on the Trappers Parcel, availability

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

under the Revolving Loan is limited to $20 million, and the failure to resolve the issue within one year of the closing of the Revolving Loan will result in a default under the Credit Agreement unless otherwise waived.

          As of September 30, 2010, the Company had not drawn under the Revolving Credit Facility; however the Company had approximately $0.7 million of letters of credit outstanding.

Note 6. Shareholders’ Equity (Successor)

Common Stock

          Greektown Superholdings is authorized to issue 5 million shares of Common Stock, of which 140,000 shares were issued and outstanding as of June 30, 2010. A total of 4,354,935 shares of Greektown Superholdings’ Common Stock are designated as Series A-1 Common Stock, par value $0.01 per share (the “Series A-1 Common Stock”), and a total of 645,065 shares of Greektown Superholdings’ Common Stock are designated as Series A-2 Common Stock, par value $0.01 per share (the “Series A-2 Common Stock”). Each share of Series A-1 Common Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Common Stock and such shares differ only with respect to voting rights as set forth below.

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

Summary of Stock Terms

          Issuance of Additional Stock. The Board does not have the right to (i) authorize additional shares of Common Stock without the vote of the holders of shares of capital stock of Greektown Superholdings representing a majority of the votes represented by all outstanding shares of capital stock (on an as-converted basis) of Greektown Superholdings entitled to vote, voting together as a single class, (ii) authorize or issue additional shares of Common Stock or Preferred Stock if such

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

authorization or issuance would adversely affect (A) the Series A-1 Preferred Stock in a manner different than it would affect the Series A-2 Preferred Stock without the separate consent of a majority of the outstanding shares of Series A-1 Preferred Stock and (B) the Series A-2 Preferred Stock in a manner different than it would affect the Series A-1 Preferred Stock without the separate consent of a majority of the outstanding shares of Series A-2 Preferred Stock or (iii) cause Greektown Superholdings to issue or sell to any person (including holders of shares of capital stock and affiliates of holders of shares of capital stock) more than five percent (5%) of any Common Stock, Preferred Stock or other voting securities, voting interests or equity interests of Greektown Superholdings except in accordance with the provisions of the Michigan Gaming Act and the rules promulgated there under. Greektown Superholdings may not issue any class of non-voting equity securities unless and solely to the extent permitted by section 1123(a)(6) of the title 11 of the Bankruptcy Code; provided, however that such restriction (A) will have no further force and effect beyond that required under section 1123(a)(6) of the Bankruptcy Code; (B) will have such force and effect, if any, only for so long as section 1123(a)(6) of the Bankruptcy Code is in effect and applicable to Greektown Superholdings; and (C) in all events may be amended or eliminated in accordance with applicable law from time to time in effect.

          Transfer Restrictions. No stockholder may transfer its shares of Common Stock, Preferred Stock or other voting securities, voting interests or equity interests of Greektown Superholdings unless such transfer is in accordance with the Michigan Gaming Act and the rules promulgated there under.

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

          Dividends. Each share of Series A Preferred Stock (including unissued shares) accrues dividends on a daily basis at the rate equal to 7.5% per annum of the Series A Reference Price (whether or not declared), subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock. Such dividends are cumulative; provided, however, that such dividends should be payable only when, as, and if declared by the Board and for so long as Greektown Superholdings is subject to the jurisdiction of the MGCB, Greektown Superholdings may not pay any dividends unless such dividends are approved by, and issued in compliance with the regulations and restrictions imposed by, the MGCB. Greektown Superholdings may not declare, pay or set aside any dividends on shares of any other class or series of capital stock of Greektown Superholdings (other than dividends on shares of Common Stock payable in shares of Common Stock) unless the holders of the Series A Preferred Stock then outstanding will first receive, or simultaneously receive, a dividend equal to (i) the amount of accrued but unpaid dividends with respect to each share of Series A Preferred Stock plus (ii) either (A) in the case of a dividend on Common Stock or any class or series of capital stock convertible into Common Stock, the amount that would have been payable with respect to each share of Series A Preferred

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

Stock if such share had been converted to Common Stock on the record date for payment of such dividend or (B) in the case of a dividend on any class or series of capital stock that is not convertible into Common Stock, an amount determined by (x) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of each share of such class or series of capital stock and (y) multiplying such fraction by the Series A Reference Price; provided that, if Greektown Superholdings declares, pays or sets aside, on the same date, a dividend on more than one class or series of capital stock, the holders of Series A Preferred Stock will receive an amount calculated based on the dividend on the class or series of capital stock that would result in the highest Series A Preferred Stock dividend.

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

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

Note 7. Related-Party Transactions

          Greektown Holdings entered into certain business transactions with individuals or entities related to the ownership of direct or indirect member interests. Under the provisions of their internal control system, expenditures to any one related party in excess of $50,000 annually must be approved by the Company’s management board. Payments to related parties, other than financing-related activities and member distributions, totaled approximately $197,000 for the three months ended September 30, 2009; $340,000 for the six months ended June 30, 2010 and $786,000 for the nine months ended September 30, 2009. There were no amounts paid during the three months ended September 30, 2010.

          Greektown Casino periodically enters into certain business transactions with persons related to the direct or indirect ownership of their member interests. Since 2007, Greektown Casino has entered into transactions where customers of Greektown Casino have the ability to earn food complimentary for use at Fishbones, an upscale seafood restaurant located near Greektown Casino. Greektown reimburses Fishbones at a discounted rate for the costs to Fishbones for providing food to customers redeeming the complimentary. Fishbones is owned in part by Ted Gatzaros, a former director of Greektown Casino and current member of Monroe. Monroe had been a related party, however, as of the Effective Date; Monroe is no longer an affiliated entity.

Note 8. Gaming Taxes and Fees

     Under the provisions of the Michigan Gaming Control and Revenue Act (the Act), casino licenses are subject to the following gaming taxes and fees on an ongoing basis:

•	An annual licensing fee;

•	An annual payment, together with the other two casino licensees, of all MGCB regulatory and enforcement costs. The Company paid $10.2 million for its portion of the annual assessment in 2010;

•

A wagering tax, calculated based on adjusted gross gaming receipts, payable daily, of 19%; (24% through February 2009 when the Company was determined to be “fully operative” by the Michigan Gaming Control Board when the rate was reduced to 19%) and

•	A municipal services fee in an amount equal to the greater of 1.25% of adjusted gross gaming receipts or $4 million annually.

          These gaming taxes and fees are in addition to the taxes, fees, and assessments customarily paid by business entities conducting business in the State of Michigan and the City of Detroit, the Company recorded $18.8 million as gaming tax expense and $23.8 million, for the three months ended September 30, 2010 and 2009, respectively and $57.3 million and $68.3 million, for the nine months ended September 30, 2010 and 2009, respectively. The Company recorded $38.4 million for the six months ended June 30, 2010.

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
For the Quarterly Period ended September 30, 2010

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

•

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

          On March 9, 2010, the Michigan Gaming Control Board certified that the Casino was in compliance with the development agreement as of February 15, 2009 and as such was entitled to a tax adjustment retroactive to February 15, 2009. As a result of the retroactive adjustment, the Company recorded a refundable from the State of Michigan for approximately $15.0 million at March 8, 2010, which was utilized instead of making daily payments through September 10, 2010. As of September 30, 2010, there was no refundable amount outstanding.

          The Predecessor paid the City $13.5 million for the City of Detroit Settlement during the six months ended June 30, 2010.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

Note 9: Stock Based Compensation

          On August 11, 2010 (supplemented on September 29, 2010), the Compensation Committee approved a director compensation program for members of the Company’s Board of Directors. Under the terms of the compensation program, the Chairman of the Board shall receive an annual retainer of $225,000, the Vice Chairman of the Board shall receive an annual retainer of $125,000, and all other board members shall receive an annual retainer of $75,000. In addition, the Chairmen of the Audit Committee, the Nominating and Corporate Governance Committee, the Regulatory Compliance Committee and the Compensation Committee shall each receive an additional $25,000, and each member of the Board of Directors that serves on a committee in a non-chair capacity shall receive an additional $10,000.

          All annual retainers will be paid half in cash and half in restricted shares of Series A-1 Common Stock, vesting in quarterly increments over a one year period. Each director may elect annually to receive all or part of the equity portion of the award in cash. Such cash payments will be made when the equity would have vested.

          The director compensation program provides that each member of the Company’s Board of Directors is entitled to receive restricted shares of the Company’s Series A-1 Common Stock. In addition to the annual retainer, upon joining the Company’s Board of Directors, the Chairman of the Board became entitled to $275,000 of such stock, the Vice Chairman of the Board became entitled to $150,000 of such stock, and all other directors are entitled to $125,000 of such stock. All such restricted shares will vest in three equal annual installments.

          The Company accounts for its stock based compensation in accordance with ASC Topic 718. Stock based compensation expense for the three months ended September 30, 2010 totaled $79,000.

          The weighted-average fair value at the grant date of restricted stock granted during the quarter ended September 30, 2010 was approximately $90.

          The following table summarizes the Company’s restricted unvested stock activity for the three months ended September 30, 2010:

Shares

Unvested at July 1, 2010	—
Granted during quarter ended September 30, 2010	7,331
Unvested at September 30, 2010	7,331

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

Note 10: Earnings per share

          Basic loss per common share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if certain restrictions lapse on restricted stock awards and preferred stock and warrants are converted to common stock. Anti-dilutive securities are excluded from diluted EPS.

          The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the three months ended September 30, 2010 (in thousands):

Successor

Three months ended September 30, 2010

Net loss attributable to common stockholders for basic computation	$(5,005)
Less: Preferred stock dividends	(3,048)
Less: Preferred stock dividends on shares underlying warrants	(1,243)

Adjusted net loss available to common stockholders	(9,296)

Basic loss per common share:
Weighted average common shares outstanding	140

Basic loss per common share	$(66.41)

          Due to the Company’s net loss for the three months ended September 30, 2010, the dilutive effect of convertible preferred stock and warrants were not included in the computation of EPS, as their inclusion would have been anti-dilutive.

Note 11. Fair Value Measurements

          The Fair Value Measurements topic of the FASB ASC establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under this guidance are described below:

Level 1:	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2:	Inputs to the valuation methodology include;

•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability;
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

          If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

          The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

          Fair values of assets and liabilities measured on a recurring basis at September 30, 2010 are as follows: Cash and cash equivalents and certificates of deposit.

          Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

          Following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at September 30, 2010.

          Valuation methodologies for cash and cash equivalents, and certificates of deposit can be found in Note 2.

          The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

          Fair values of assets measured on a recurring basis at September 30, 2010 are as follows (in thousands):

Assets at fair value as of September 30, 2010

	Level 1	Level 2		Level 3		Total

Cash and cash equivalents	$35,600		—		—	$35,600
Certificates of deposit	533		—		—	533
Total assets at fair value	$36,133	$		$		$36,133

Assets at fair value as of December 31, 2009

	Level 1	Level 2		Level 3		Total

Cash and cash equivalents	$25,692		—		—	$25,692
Certificates of deposit	530		—		—	530
Total assets at fair value	$26,222	$		$		$26,222

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2010

Note 12. Michigan Gaming Control Board Covenant

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
For the Quarterly Period ended September 30, 2010

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

Note 13. Commitments and Contingencies

          The Company is a defendant in various pending litigation. In management’s opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

          The Revised Development Agreement also provides that should a triggering event as defined, occur, the Company must sell its assets, business, and operations as a going concern at their fair market value to a developer named by the City. The Company noted that as of September 30, 2010, no triggering event has occurred.

          As part of the bankruptcy reorganization process, the Company engaged Moelis & Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provides for a success fee if certain requirements are met. Moelis has asserted a claim for $12.9 million in fees and expenses of which approximately $3 million was paid prior to the Effective Date. The Company believes such amount substantially exceeds the amount to which Moelis is entitled under its engagement letter. The Company has filed an objection to Moelis’s administrative claim and a hearing on that matter before the Bankruptcy Court is currently scheduled for early February 2011.

          Certain parties to contracts entered into prior to the commencement of the Debtors’ bankruptcy proceedings have asserted claims alleging that the Company assumed those contracts and is responsible for amounts necessary to cure prepetition defaults under such contracts. Other similar claims may still be asserted. The Company may become involved in disputes over the nature and amount of such claims. Certain of such claims have been withdrawn. There are currently claims of less than $100,000 in total, although certain additional claims may still be asserted. The amounts of such claims are estimated at approximately $0.6 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	Successor	Predecessor	Successor Three Month Ended September 30,	Predecessor Six Month Ended June 30,	Predecessor Nine Months Ended September 30,

	2010	2009	2010	2010	2009

Statement of Operations Data:
Revenues:
Casino	$85,134	$87,680	$85,314	$173,563	$250,310
Food and beverage	5,900	5,917	5,900	11,924	16,764
Hotel	2,569	2,274	2,569	4,628	5,755
Other	1,291	1,351	1,291	2,482	3,851

Total revenues	94,894	97,222	94,894	192,597	276,680
Less promotional allowances	12,235	10.949	12,235	23,591	26,340

Net revenues	82,659	86,273	82,659	169,006	250,340
Direct operating expenses	55,369	53,157	55,369	101,596	150,858
Indirect operating expenses	17,308	17,744	17,308	35,377	51,509
Consulting company success fees	—	2,080	—	—	6,240

Total operating expenses	72,677	72,981	72,677	136,973	208,607

Income (loss) from operations	9,982	13,292	9,982	32,033	41,733
Net gain (loss) on reorganization items and fresh start adjustments	378	(7,348)	378	301,352	(17,602)
Other expense	(14,733)	(21,408)	(14,733)	(39,866)	(60,964)

(Loss) income before provision for state income taxes	(4,373)	(15,464)	(4,373)	293,519	(36,833)
Provision for state income taxes	(632)	(532)	(632)	(2,598)	(273)

Net (loss) income	$(5,005)	$(15,996)	$(5,005)	$290,921	$(37,106)

Overview

          Greektown Superholdings was incorporated under the laws of the State of Delaware on March 17, 2010. Greektown Superholdings was formed to hold, directly and indirectly through Greektown Newco Sub, Inc., all outstanding membership interests of Greektown Casino, L.L.C. (“Greektown LLC”), as of the Effective Date. Through Greektown LLC, we own and operate Greektown Casino. Greektown Casino opened in November 2000 in downtown Detroit. In February 2009, Greektown Casino completed its Expanded Complex at a cost of approximately $336.3 million. Greektown Casino is one of only three commercial casinos licensed to operate in Michigan and our Expanded Complex offers a full range of gaming, dining and entertainment alternatives, including:

•

an approximately 100,000 square-foot casino with 2,600 slot machines and 67 table games, including an approximately 12,500 square-foot salon dedicated to high-limit gaming and the largest live poker room in the Metro Detroit Gaming Market;

•	approximately 2,810 attached and 1,750 unattached parking spaces, including over 600 parking spaces for valet parking services;

•	10,000 square feet of convention space;

•	a 400-room hotel;

•	four restaurants, including a 260-seat “International Buffet”;

•	several food outlets on the gaming floor; and

•	nine bars and two entertainment facilities.

          Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and six interstate highways passing through downtown Detroit. We estimate that we attract approximately 18,000 patrons per day on average, and we believe a significant number of these patrons make regular visits to our property. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors.

          We had approximately 1.3 million people in our database for Club Greektown as of September 30, 2010, approximately 172,000 of whom had visited Greektown Casino during the preceding 90 days. We believe the Detroit gaming market is primarily a “drive-to” gaming market, with over 95% of our patrons residing within 100 miles of Greektown Casino.

          We generate cash flow from our casino operations, inclusive of our slot machine and table game businesses, as well as from our food and beverage operations and hotel operations. For the three months ended September 30, 2010, revenues from our slot machine-based business accounted for 88.2% of revenues from our casino operations, and revenues from our casino operations accounted for 89.7% of our total revenues. For the nine months ended September 30, 2010, revenues from our slot machine-based business accounted for 88.3% of revenues from our casino operations, and revenues from our casino operations accounted for 89.9% of our total revenues.

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

          We lease a number of our slot machines and pay participation fees, which are calculated as a percentage of gross slot machine revenue, to our slot machine vendors. Those participation expenses are reflected as a reduction of gross casino revenues. The expenses associated with our “Club Greektown” membership/loyalty program are also reflected as a reduction of gross casino revenues. In accordance with the Revenue Recognition topic of the FASB ASC applicable to instances where consideration is given by a vendor to a customer, we expense the cash value of points earned by Club Greektown members and recognize a related liability for any unredeemed points.

          The following table reflects the composition of gross casino revenues for the three month and nine month periods ended September 30, 2010 and 2009.

	Three Months September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor Three Months Ended September 30,	Predecessor Six Months Ended June 30,	Predecessor Nine Months Ended September 30,

	2010	2009	2010	2010	2009

	(In Thousands)
Gross casino revenue:
Slot machines	$75,128	$76,909	$75,128	$153,366	$218,608
Table games	13,649	14,244	13,649	27,597	43,433
Participation	(1,960)	(1,714)	(1,960)	(3,864)	(6,577)
Club expense	(1,683)	(1,759)	(1,683)	(3,535)	(5,155)

Total Gross casino revenue	$85,134	$87,680	$85,134	$173,563	$250,310

Percent of Gross casino revenue
Slot machines	88.2%	87.7%	88.2%	88.4%	87.3%
Table games	16.0%	16.2%	16.0%	15.9%	17.4%
Participation	-2.3%	-2.0%	-2.3%	-2.2%	-2.6%
Club expense	-2.0%	-2.0%	-2.0%	-2.0%	-2.1%

Total Gross casino revenue	100.0%	100.0%	100.0%	100.0%	100.0%

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

     Direct Operating Expenses

          Direct operating expenses are those that directly relate to our gaming, food and beverage and hotel operations. The following table illustrates the composition of direct operating expenses and their relationships to net revenues for the three month and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,

	Successor	Predecessor	Successor Three Months Ended September 30	Predecessor Six Months Ended June 30,	Predecessor Nine Months Ended September 30,

	2010	2009	2010	2010	2009

	(In Thousands)
Direct operating expenses:
Casino	$20,402	$18,743	$20,402	$40,425	$55,102
Gaming taxes	18,832	23,799	18,832	38,469	68,260
Food and beverage	3,916	4,182	3,916	7,817	12,592
Hotel	2,188	2,021	2,188	4,397	4,745
Depreciation and amortization	10,031	4,412	10,031	10,488	10,159

Total direct operating expenses	$55,369	$53,157	$55,369	$101,596	$150,858

Relationship to net revenues:
Casino	24.7%	21.7%	24.7%	23.9%	22.0%
Gaming taxes	22.8%	27.6%	22.8%	22.8%	27.3%
Food and beverage	4.7%	4.8%	4.7%	4.6%	5.0%
Hotel	2.6%	2.3%	2.6%	2.6%	1.9%
Depreciation and amortization	12.1%	5.1%	12.1%	6.2%	4.1%

Total direct operating expenses	67.0%	59.0%	67.0%	60.1%	60.3%

          Casino expenses. Casino expenses consist of employee compensation (labor, taxes and benefits), surveillance costs, gaming supplies, casino promotions (including mailing and other ancillary costs) as well as on-site hosting of our casino customers.

          Gaming taxes. Gaming taxes include gaming taxes paid to the State of Michigan and City of Detroit, and municipal service fees paid to the City of Detroit. Gaming taxes for the three and nine month periods ended September 30, 2010 and 2009 reflect the impact of the Tax Rollback, which was effective February 15, 2009 as discussed elsewhere in this Report on Form 10-Q.

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

     Indirect Operating Expenses

          Indirect operating expenses consist predominantly of general overhead expenses that support our overall business, including marketing, advertising and entertainment, non-hotel facilities expenses and other general and administrative expenses. The following table illustrates the composition of indirect operating expenses and their relationships to net revenues for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,

	Successor	Predecessor	Successor Three Months Ended September 30	Predecessor Six Months Ended June 30,	Predecessor Nine Months Ended September 30,

	2010	2009	2010	2010	2009

	(In Thousands)
Indirect operating expenses:
Marketing, advertising and entertainment	$1,496	$2,512	$1,496	$4,146	$5,368
Facilities	4,736	4,504	4,736	9,689	13,746
General and administrative	11,018	10,575	11,018	21,437	30,914
Pre-opening expenses	—	—	—		1,043
Consulting company success fees		2,080			6,240
Other indirect operating expenses	58	153	58	105	438

Total indirect operating expenses	$17,308	$19,824	$17,308	$35,377	$57,749

Relationship to net revenues:
Marketing, advertising and entertainment	1.8%	2.9%	1.8%	2.5%	2.1%
Facilities	5.7%	5.2%	5.7%	5.7%	5.5%
General and administrative	13.3%	12.3%	13.3%	12.7%	12.3%
Pre-opening expenses	0.0%	0.0%	0.0%	0.0%	0.4%
Consulting company success fees	0.0%	2.4%	0.0%	0.0%	2.5%
Other indirect operating expenses	0.1%	0.2%	0.1%	0.1%	0.2%

Total indirect operating expenses	20.9%	23.0%	20.9%	21%	23.1%

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

          Pre-opening expenses. Pre-opening expenses consist primarily of start-up labor, training, marketing, and advertising related to the hotels that were incurred prior to its opening in February 2009.

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

Other Expense

          Other expense consists primarily of interest on our indebtedness, the amortization of deferred financing costs, interest income earned on our investments in certificates of deposit and unrealized loss on interest rate swaps. The following table illustrates the components of other expense and their relationships to net revenues for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,

	Successor	Predecessor	Successor Three Months Ended September 30	Predecessor Six Months Ended June 30,	Predecessor Nine Months Ended September 30,

	2010	2009	2010	2010	2009

	(In Thousands)
Other income (expense):
Interest expense	$(13,071)	$(18,317)	$(13,071)	$(37,489)	$(49,670)
Amortization of finance fees and accretion of discount on senior notes	(1,632)	(3,101)	(1,632)	(2,079)	(11,457)
Net gain (loss) on Chapter 11 related reorganization items from fresh start adjustments	378	(7,348)	378	301,352	(17,602)
Miscellaneous expense	(30)	10	(30)	(298)	163

Total other expense	$(14,355)	$(28,756)	$(14,355)	$(261,486)	$(78,566)

Relationship to net revenues:
Interest expense	-15.8%	-21.2%	-15.8%	-22.2%	-19.8%
Amortization of finance fees and accretion of discount on senior notes	-2.0%	-3.6%	-2.0%	-1.2%	-4.6%
Net gain (loss) on Chapter 11 related reorganization items from fresh start adjustments	0.5%	-8.5%	0.5%	178.3%	-7.0%
Interest income	0.0%	0.0%	0.0%	0.0%	0.0%
Miscellaneous expense	0.0%	0.0%	0.0%	-0.2%	0.1%

Total other expense	-17.3%	-33.3%	-17.3%	154.7%	-31.3%

Provision for State Income Taxes

          The provision for state income taxes reflects our current and deferred provisions for the Michigan Business Tax, which is considered an income tax under the Income Taxes topic of the ASC. The following table illustrates the components of the provision for state income taxes and their relationships to net revenues for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,

	Successor	Predecessor	Successor Three Months Ended September 30	Predecessor Six Months Ended June 30,	Predecessor Nine Months Ended September 30,

	2010	2009	2010	2010	2009

	(In Thousands)
Provision for state income taxes:
Michigan business tax (expense)— current	$(650)	$(518)	$(650)	$(1,248)	$(529)
Michigan business tax benefit (expense)—deferred	18	(14)	18	(1,350)	256

Total provision for state income taxes	$(632)	$(532)	$(632)	$(2,598)	$(273)

Relationship to net revenues:
Michigan business tax (expense)— current	-0.8%	-0.6%	-0.8%	-0.7%	-0.2%
Michigan business tax benefit (expense)—deferred	0.0%	0.0%	0.0%	-0.8%	0.1%

Total provision for state income taxes	-0.8%	-0.6%	-0.8%	-1.5%	-0.1%

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

          Net revenues. Net revenues decreased by $3.6 million in the three months ended September 30, 2010 over the comparable period in the prior year driven by a decrease in gross revenues of $2.3 million and an increase in promotional expenses of $1.3 million. The decrease in gross revenues is primarily due to decreases in casino revenue of $2.5 million. The decrease in casino revenue was primarily a result of a decrease in slot machine revenue (net of participation expense) of $1.7 million and a decrease in table game revenues of $0.6 million. The increase in promotional allowances resulted from enhanced promotional offers to our patrons in order to retain market share in light of enhanced competitive conditions in the Detroit, Michigan gaming market.

          Direct operating expenses. Direct operating expenses increased by $2.2 million, or by 2.7% as a percentage of net revenues, in the three months ended September 30, 2010 over the comparable period in the prior year. The following is a discussion of the principal drivers of trends in direct operating expenses:

•

Casino expenses. Casino-related expenses increased by $1.7 million, and by 2.0% of net revenues, during the three months ended September 30, 2010 compared to the prior year. The net increase in this category was primarily driven by an increase in casino payroll expense increases of $0.6 million, costs associated with promotions and promotional prizes increases of $0.3 million, postage costs increases of $0.3 million, and progressive expense increases of $0.3 million.

•

Gaming taxes. Gaming taxes decreased by $5.0 million, or 6.0% of net revenues, during the three months ended September 30, 2010 relative to the comparable period in the prior year, as a result of the impact of a 5% gaming tax rollback, which was granted by the MGCB on March 9, 2010 and retroactive back to February 2009.

•

Food and beverage expenses. Food and beverage expenses decreased by $0.3 million during the three months ended September 30, 2010 compared to the comparable period in the prior year, as a result of a decrease in food and beverage cost of sales of $0.3 million. The decrease was due to an experienced management team becoming more efficient in relation to the purchasing of food and beverage inventory, and anticipating patron demands.

•

Hotel expenses. Hotel expenses increased by $0.2 million during the three months ended September 30, 2010 compared to the same period in the prior year. This increase in hotel expenses was driven by increased sales and marketing costs of $0.1 million and increased housekeeping payroll costs of $0.1 million.

•

Depreciation and amortization expense. Depreciation and amortization expenses increased by $5.6 million, or 6.8% of net revenues, during the three months ended September 30, 2010. The primary driver in this increase was the amortization of the rated player relationships asset of $3.5 million. The increase in depreciation expense related to the completion of the construction of our hotel asset, which was not completely placed into service from construction-in-process until the middle of 2009.

Indirect operating expenses. Indirect operating expenses decreased by $2.5 million, and by 3.0% of net revenues, during the three months ended September 30, 2010 compared to the same period in the prior year. The following is a discussion of the principal drivers of trends in indirect operating expenses:

•

Marketing, advertising and entertainment. Marketing, advertising and entertainment expenses decreased by approximately $1.0 million, or 1.2% of net sales, during the three month period ended September 30, 2010 compared to the comparable period in the prior year as a result of decreased TV and radio advertising costs of $1.1 million offset slightly by increased payroll costs of $0.1 million.

•

Facilities. Facilities expenses increased by approximately $0.2 million, or 0.3% of net sales, during the three month period ended September 30, 2010 compared to the comparable period in the prior year as a result of increases in payroll expenses of $0.3 million offset by decreases in engineering expenses of $0.1 million.

•

General and administrative. General and administrative expenses increased by approximately $0.4 million, or 0.5% of net sales, during the three month period ended September 30, 2010 compared to the comparable period in the prior year as a result of increased payroll costs of $0.2 million, increased legal costs of $0.4 million, increased contract services of $0.2 million, and increased human resources costs of $0.2 million offset by decreased property tax expenses of $0.3 million, decreased management incentive expense of $0.2 million and decreased union contract amortization costs of $0.1 million.

•

Other indirect operating expenses. Other indirect operating expenses decreased by approximately $0.1 million, or 0.1% of net sales, during the three month period ended September 30, 2010 compared to the comparable period in the prior year as a result of the Company’s decision to close down the gift shop.

Consulting company success fees. Fine Point success fees decreased by approximately $2.1 million in the three month period ended September 30, 2010 over the comparable period in the prior year reflecting the expiration of the Fine Point Agreement expired on December 31, 2009.

Net gain (loss) on reorganization items and fresh start adjustments. The net gain (loss) on reorganization items and fresh start adjustments decreased by $7.7 million, or 9.3% of net sales, during the three month period ended September 30, 2010 compared to the comparable period in the prior year due to decreased bankruptcy-related professional fees of $5.6 million correlated with activities in the bankruptcy cases and the settlement of $2.1 million in cure claims with certain vendors.

Other expense. Other expense decreased by $6.6 million, or 8.0% of net revenues during the three months ended September 30, 2010 over the comparable period in the prior year. The following is a discussion of the primary drivers of the trends in other expense.

•	Interest expense. Interest expense decreased by $5.2 million or 6.3% of net revenues, primarily as a result of the Company’s reduced debt, due to reorganization.

•

Amortization of finance fees and accretion of discount on senior notes. This category decreased by $1.4 million, or 1.7% of net revenues, as a result of lower capitalized financing fees related to the Exit Financing and the subsequent lower quarterly amortization of such fees.

Provision for state income taxes. The provision for state income taxes increased by $.1 million during the three month period ended September 30, 2010 over the comparable period in the prior year primarily as a result of higher current Michigan Business Tax expenses.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

          Overview. The nine month periods ended September 30, 2010 and September 30, 2009 are not directly comparable as the Effective Date of the reorganization occurred on June 30, 2010 and all periods other than the three months ended September 30, 2010 are of the Predecessor. The statements of operations of the Predecessor are presented for the six months ended June 30, 2010 and three and nine months ended September 30, 2009. Although not directly comparable, the comparison below compares the two nine month periods on a combined basis.

          Net revenues. Net revenues increased by $1.3 million in the nine months ended September 30, 2010 over the comparable period in the prior year driven by an increase in gross revenues of $10.8 million, which was partially offset by an increase in promotional expenses of $9.5 million. The increase in gross revenues reflects increases in casino revenue of $8.4 million, food and beverage sales of $1.0 million, and hotel revenue of $1.4 million. The increase in casino revenue was primarily a result of growth in slot machine revenue (net of participation expense) of $9.9 million over the comparable period in the prior year as a result of the success of various promotional campaigns and reductions in participation expenses through buyouts of slot machine leases. The increase in food and beverage sales over the comparable period in the prior year resulted from the addition and enhancement of several food and beverage locations in early 2009. The increase in hotel revenue over the comparable period in the prior year was due to the fact that the hotel began operating in the first quarter of 2009 as well as the addition of a sales and marketing team in 2010 to capture more of the business conference market. The increase in promotional allowances resulted from enhanced promotional offers to our patrons in order to retain market share in light of enhanced competitive conditions in the Detroit, Michigan gaming market.

          Direct operating expenses. Direct operating expenses increased by $6.1 million, or 2.3% of net revenues, in the nine months ended September 30, 2010 over the comparable period in the prior year. The following is a discussion of the principal drivers of trends in direct operating expenses:

•

Casino expenses. Casino-related expenses increased by $5.7 million, or 2.3% of net revenues, during the nine months ended September 30, 2010 over the comparable period in the prior year, as a result of an increase in bad debt expense of $1.8 million due to the write off of an account receivable that we deemed to be uncollectible, an increase in complimentary costs of $1.1 million and increased casino related payroll costs of $1.5 million.

•

Gaming taxes. Gaming taxes declined by $11.0 million, or 4.4% of net revenues, during the nine months ended September 30, 2010 as a result of the impact of a 5% gaming tax rollback, which was granted by the MGCB on March 9, 2010 and retroactive to February 2009.

•

Food and beverage expenses. Food and beverage expenses decreased by $0.9 million, or 0.3% of net revenues, during the nine months ended September 30, 2010 as a result of a decrease in food and beverage costs of sales of $0.4 million and increased provisions of complimentary food and beverage items (which apply as a reduction of food and beverage expenses and a corresponding allocation of expenses to gaming operations), offset by increased payroll and other costs due to increased revenue.

•

Hotel expenses. Hotel expenses increased by $1.8 million, or 0.7% of net revenues, during the nine months ended September 30, 2010 as a result of a longer period of operations during 2010, relative to 2009 as the hotel did not open for business until the mid-first quarter of 2009.

•

Depreciation and amortization expense. Depreciation and amortization expenses increased by $10.3 million, or 4.1% of net revenues, during the nine months ended September 30, 2010 primarily due to an increase in depreciation expense related to the completion of the construction of our hotel asset, which was not completely placed into service from construction-in-process until the middle of 2009, as well as the amortization of the rated player relationships asset of $3.5 million.

Indirect operating expenses. Indirect operating expenses decreased by $5.1 million, or 2.1% of net revenues, in the nine months ended September 30, 2010 over the comparable period in the prior year. The following is a discussion of the principal drivers of trends in indirect operating expenses:

•

Marketing, advertising and entertainment expenses. Marketing, advertising and entertainment expenses increased by $0.2 million, or 0.1% of net revenues, during the nine months ended September 30, 2010, as a result of increased payroll expense.

Facilities expenses. Facilities expenses increased by $0.7 million, or 0.2% of net revenues during the nine months ended September 30, 2010 primarily due to an increase in engineering department expenses of $0.4 million and increases in the environmental service department expense of $0.5 million, offset by a decrease in utilities costs of $0.2 million.

•

General and administrative expenses. General and administrative expenses increased by $1.5 million, or 0.6% of net revenues during the nine months ended September 30, 2010 compared to the prior year period, primarily as a result of increased payroll costs of $0.3 million, legal and accounting costs of $0.6 million, and computer maintenance costs of $0.4 million.

•

Pre-opening expenses. Pre-opening expenses during the nine months ended September 30, 2010 decreased by $1.0 million, or 0.4% of net revenues, primarily reflecting the hotel opening in the first quarter of 2009. All hotel related expenses from that point forward are reflected in hotel expenses within direct operating expenses.

•

Other indirect expenses. Other indirect expenses declined by $0.2 million, or 0.1% of net revenues, during the nine months ended September 30, 2010 primarily as a result of the Company’s decision to close the gift shop.

Consulting company success fees. Fine Point success fees decreased by approximately $6.2 million in the nine months ended September 30, 2010 over the comparable period in the prior year reflecting the expiration of the Fine Point Agreement on December 31, 2009.

Net gain (loss) on reorganization items and fresh start adjustments. The net gain (loss) on reorganization items and fresh start adjustments decreased by $319.3 million during the nine month period ended September 30, 2010 compared to the comparable period in the prior year driven by aggregate non-cash adjustments of $321.0 million to recognize the net gain on the discharge of liabilities subject to compromise upon the effectiveness of the Plan and the revaluation of assets and liabilities under fresh start accounting and the settlement of $2.1 million in cure claims with certain vendors which were partially offset by an increase in bankruptcy-related professional fees of $3.8 million correlated with activities in the bankruptcy cases.

Other expense. Other expense decreased by $3.4 million during the nine months ended September 30, 2010 over the comparable period in the prior year. The following is a discussion of the primary drivers of the trends in other expense.

•

Interest expense. Interest expense increased by $.9 million, or 0.4% of net revenues during the nine months ended September 30, 2010, as a result of higher borrowings on our DIP facility, along with increased interest expense associated with paid-in-kind interest on pre-petition secured debt in default.

•

Amortization of finance fees and accretion of discount on senior notes. This category decreased by $7.7 million, or 3.1% of net revenues, during the nine months ended September 30, 2010 due to high capitalized financing fees in 2009 associated with the DIP Facility.

Provision for state income taxes. The provision for state income taxes increased by $3.0 million, or 1.2% of net revenues, during the nine months ended September 30, 2010 over the comparable period in the prior year primarily as a result of the timing of capital purchases relative to the Expanded Complex.

Liquidity and Capital Resources

Overview

          Our cash requirements have historically been for working capital, obligations under the Development Agreement, gaming taxes, debt service, the improvement of our facilities, including the Expanded Complex, the payment of management fees, tax distributions and, more recently, the funding of reorganization expenses associated with our bankruptcy. In connection with the reorganization, we are required to fund the Litigation Trust. Our interest expense and liquidity demands increased significantly during the pendency of our bankruptcy proceedings because of, among other things, our increased indebtedness compared to prior periods due, in part, to the construction of our Expanded Complex, higher interest rates and professional and consulting expenses associated with our reorganization.

          At September 30, 2010, we had approximately $35.6 million in cash and cash equivalents compared to $25.7 million at December 31, 2009. Working capital at September 30, 2010 was $(0.3) and $(514) million at December 31, 2009.

          The terms of the Litigation Trust require that the Company fund $10 million to a segregated account, payable in four equal quarterly installments of $2.5 million commencing on September 30, 2010. The first installment was paid on October 1, 2010.

Cash Flows

          Our cash flows for the nine months ended September 30, 2010 and 2009 consisted of the following:

	Successor Three Months Ended September 30	Predecessor Twelve Months Ended December 31,

	2010	2009

Cash flows:
Net cash provided by operating activities	$27,116	$3,873
Net cash used in investing activities	(4,451)	(42,268)
Net cash provided (used in) by financing activities	(661)	40,055

Net increase (decrease) in cash and equivalents	$22,004	$1,660

          Net cash provided by operating activities. Net cash provided by operating activities increased approximately $23 million during the three months ended September 30, 2010 compared to the twelve months ended December 31, 2009 primarily as a result of decreased cash outflow for reorganization costs.

          Net cash used in investing activities. Net cash used in investing activities decreased approximtely $38 million during the three months ended September 30, 2010 as compared to the twelve months ended December 31, 2009 as a result of the Expanded Complex being completed in the middle of 2009.

          Net cash provided by financing activities. Net cash provided by financing activities decreased approximately $41 million during the three months ended September 30, 2010 compared to the twelve months ended December 31, 2009 as a result of decreased borrowings of approximately $241 million, offset by decreased payments on long-term debt, notes payable, and finance fees of approximately $200 million.

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

          The Indenture for the Notes contains certain events of default, including (i) failure to pay principal, interest, fees or other amounts when due; (ii) breach of any covenants which are not cured within a stated cure period; (iii) default under certain other indebtedness; (iv) becoming subject to certain judgments; (v) failure to keep liens or security interests valid; (vi) certain events of bankruptcy or insolvency; (vii) impairment of any collateral to the loans; (viii) ceasing to own the casino complex; or (ix) loss of gaming or certain other licenses, or the legal authority to conduct gaming activities. A default could result in an acceleration of the New Senior Secured Notes and acceleration of amounts outstanding there under.

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

Item 4. Controls and Procedures.

          Our President (principal executive officer) and Chief Financial Officer (principal financial officer) has concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

          During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

          The Company is a defendant in various pending litigation. In management’s opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

          As part of the bankruptcy reorganization process, the Company engaged Moelis & Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provides for a success fee if certain requirements are met. Moelis has asserted a claim for $12.9 million in fees and expenses of which approximately $3 million was paid prior to the Effective Date. The Company believes such amount substantially exceeds the amount to which Moelis is entitled under its engagement letter. The Company has filed an objection to Moelis’s administrative claim and a hearing on that matter before the Bankruptcy Court is currently scheduled for early February 2011.

          Certain parties to contracts entered into prior to the commencement of the Debtors’ bankruptcy proceedings have asserted claims alleging that the Company assumed those contracts and is responsible for amounts necessary to cure prepetition defaults under such contracts. The Company may become involved in disputes over the nature and amount of such claims. Certain of such claims have been withdrawn. There are currently claims of less than $100,000 in total, although certain additional claims may still be asserted. The amounts of such claims are estimated at approximately $0.6 million.

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

November 15, 2010