Form 10-K
period 2010-12-31
Greektown Superholdings, Inc.
filed 2011-03-25
CIK 1487685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

GREEKTOWN SUPERHOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2216916
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

Commission file number: 000-53921

555 East Lafayette
Detroit, Michigan 48226
(Address of principal executive offices and zip code)

(313) 223-2999
 (Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:
None

Securities to be registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $0.01 per share
Preferred Stock, par value $0.01 per share
Warrants

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No   ☒ Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes   ☒      No   ☐

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12,600,000. As of December 31, 2010, there were 149,274 shares of Series A-1 Common Stock, $0.01 par value, and 0 shares of Series A-2 Common Stock, $0.01 par value, outstanding.

Disclosure Regarding Forward-Looking Statements

This report contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

PART I

ITEM 1.  BUSINESS

Background

Greektown Holdings, L.L.C. (“Greektown Holdings”) was formed in September 2005 as a limited liability company owned by Kewadin Greektown Casino, L.L.C. (“Kewadin Greektown”), which is 100% owned by Sault Ste. Marie Tribe of Chippewa Indians (the “Tribe”), and Monroe Partners, L.L.C. (“Monroe”). Greektown Holdings owns Greektown Casino, L.L.C. (“Greektown LLC”), which is engaged in the operation of a hotel and casino gaming facility known as Greektown Casino Hotel (“Greektown Casino”) located in downtown Detroit that opened November 10, 2000 under a license granted by the Michigan Gaming Control Board (“MGCB”) and a Development Agreement with the City of Detroit.

On May 29, 2008, Greektown Holdings, together with its direct and indirect subsidiaries and certain affiliates, filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. Pursuant to a plan of reorganization approved by the Bankruptcy Court, the details of which are described in “Bankruptcy Considerations” below, Greektown Superholdings, Inc. (together with its subsidiaries  “Greektown Superholdings,” “we,” “our,” “us,” “the Company,” or “Greektown”) was incorporated under the laws of the State of Delaware on March 17, 2010. Greektown emerged from Chapter 11 bankruptcy on June 30, 2010, and as of such date, each of Greektown Superholdings and its wholly-owned subsidiary, Greektown Newco Sub, Inc. (the “Greektown Sub”), hold 50% of the outstanding membership interests of Greektown Holdings. Greektown Superholdings is a holding company that owns 50% of the issued and outstanding membership interests of Greektown Holdings and 100% of the issued and outstanding stock of Greektown Sub. Through its direct and indirect ownership of Greektown LLC, Greektown Superholdings owns and operates Greektown Casino. Greektown LLC also holds all the ownership interests in Contract Builders Corporation (“Contract Builders”) and Realty Equity Company, Inc. (“Realty Equity”), each of which own real estate near Greektown Casino. Greektown Superholdings’ corporate headquarters are located at 555 East Lafayette, Detroit, Michigan 48226.

The following organizational chart describes the organizational structure of Greektown Superholdings.

Plan of Reorganization

The following discussion provides a summary of the events leading to our emergence from Chapter 11 bankruptcy.

On May 29, 2008 (the “Petition Date”), Greektown Holdings, its direct and indirect subsidiaries and certain affiliates (collectively, the “Debtors”) filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Michigan (the “Bankruptcy Court”). These cases were consolidated under the caption, “In re Greektown Holdings, L.L.C., et al. Case No. 08-53104.” On August 26, 2009, the Debtors filed the Second Amended Joint Plans of Reorganization (the “Debtor Plan”) and the Second Amended Disclosure Statement for Joint Plans of Reorganization (the “Debtor Disclosure Statement”). On September 3, 2009, the Bankruptcy Court approved the Debtor Disclosure Statement.

On November 2, 2009, certain holders of the 10-3/4% Senior Notes due 2013 (the “Old Notes”) issued by Greektown Holdings and Greektown Holdings II, Inc. and certain other parties (collectively, the “Put Parties”) entered into a Purchase and Put Agreement,(as amended the “Purchase and Put Agreement”).Pursuant to the Purchase and Put Agreement:

●
the Put Parties were to propose and file an alternative plan of reorganization on terms consistent with the Purchase and Put Agreement, providing, among other things, for (i) the payment in full of all DIP financing claims and all claims under Greektown’s prior senior secured credit facility, (ii) the issuance of $385,000,000 of New Senior Secured Notes, (iii) an offering to the holders of Old Notes of rights (the “Rights Offering”) to purchase 1,850,000 shares of our preferred stock, par value $0.01 per share (the “Preferred Stock”) at a purchase price of $100 per share and the issuance to the holders of Old Notes of 140,000 shares of our common stock, par value $0.01 per share (the “Common Stock”), in each case, in exchange for the Old Notes and (iv) the sale of 150,000 shares of Preferred Stock to certain Put Parties at a purchase price of $100 per share as further described below;

●
the Put Parties who were holders of Old Notes agreed to exercise their right to purchase Preferred Stock in the Rights Offering and the other Put Parties agreed to purchase 150,000 shares of Preferred Stock;

●	the Put Parties agreed to purchase any shares of Preferred Stock not subscribed for by the other holders of Old Notes in the Rights Offering;

●	certain of the Put Parties committed to participate in debtor-in-possession credit facilities; and

●
in consideration for entering into the Purchase and Put Agreement, the Put Parties became entitled to a put premium in the aggregate equal to (i) $10 million (the “Cash Put Premium”) and (ii) 222,222 shares of Preferred Stock (the “Stock Put Premium”); however, each Put Party had the right to accept its pro rata share of up to 111,111 additional shares of Preferred Stock in lieu of the Cash Put Premium.

On November 3, 2009, the Debtors agreed to voluntarily continue the hearing on confirmation of the Debtor Plan (the “Debtor Plan Confirmation Hearing”), which was scheduled for that date, for 24 hours, to engage in discussions with the Put Parties. On November 4, 2009, the Bankruptcy Court further continued the Debtor Plan Confirmation Hearing to allow for further discussions regarding a consensual resolution. On November 29, 2009, the Debtors, the Put Parties, the agent for the pre-petition secured lenders, the agent for the lenders under the debtor-in-possession credit facility (the “DIP Facility”), an ad hoc group of pre-petition secured lenders, the Official Committee of Unsecured Creditors (the “Creditors’ Committee”), and the indenture trustee for the Old Notes (the “Old Indenture Trustee”) filed a stipulation containing the terms on which all such parties would support the confirmation of the plan proposed by the Put Parties described in the Purchase and Put Agreement. On December 7, 2009, the Put Parties, joined by the Creditors’ Committee and the Indenture Trustee as “Noteholder Plan Proponents,” filed the Second Amended Joint Plans of Reorganization for the Debtors Proposed by Noteholder Plan Proponents Including Official Committee of Unsecured Creditors and Indenture Trustee, which we refer to as the   Plan, and the Disclosure Statement for Second Amended Joint Plans of Reorganization for the Debtors Proposed by Noteholder Plan Proponents Including Official Committee of Unsecured Creditors and Indenture Trustee (the “Disclosure Statement”). The Disclosure Statement had been previously presented to the Bankruptcy Court, and on December 4, 2009, the Bankruptcy Court approved the Disclosure Statement.

Commencing on December 11, 2009, the Disclosure Statement, ballots for voting to accept or reject the Plan and other solicitation documents were distributed to all classes of creditors eligible to vote on the proposed Plan. The deadline for submitting ballots for voting to accept or reject the Plan was January 4, 2010. On January 11, 2010, the Debtors’ claims and voting agent filed its certification of voting results with the Bankruptcy Court reporting that, pursuant to the Bankruptcy Code, the requisite number of creditors to provide an impaired accepting class at each Debtor approved the Plan. Pursuant to the “cram-down” provisions of the Bankruptcy Code, the Plan was confirmed by the Bankruptcy Court without the affirmative vote of other classes of creditors on January 22, 2010. The Plan became effective on June 30, 2010 (the “Effective Date”) and the Debtors emerged from bankruptcy.

The Plan, which was substantially consistent with the terms set forth in the Purchase and Put Agreement, generally provided for the full payment or reinstatement of allowed administrative claims, priority claims, post-petition secured claims, and pre-petition secured claims, the satisfaction of general unsecured claims through the distribution of cash and litigation trust interests and the cancellation of the existing equity interests in Greektown Holdings. The deadline to file administrative claims, professional claims and substantial contribution claims occurred on August 14, 2010. The Plan also provided that the holders of Old Notes receive all of the shares of our Common Stock issued pursuant to the Plan and the rights issued in the Rights Offering (as defined below) plus interests in a litigation trust (the “Litigation Trust”). The Litigation Trust, established pursuant to the Plan, has authority and standing to, among other things, (i) monitor distributions to general unsecured creditors under the Plan and (ii) perform the general unsecured creditors’ claims reconciliation process. On the Effective Date, rights to certain claims or causes of action of the Debtors were placed into the Litigation Trust. On the Effective Date, Greektown LLC loaned $375,000 on a non-recourse basis to the Litigation Trust to fund the fees, expenses, and costs of the Litigation Trust (the “Litigation Trust Loan”), which is evidenced by a note payable by the Litigation Trust to Greektown LLC. On the Effective Date, all outstanding Avoidance Claims (as defined in the Plan) of the Debtors were placed into the Litigation Trust. A trustee was appointed for the Litigation Trust who will, among other things, hold the assets of the trust for the benefit of the holders of general unsecured claims and such other beneficiaries as described in the Plan, prosecute or resolve certain unsettled litigation claims and make distributions of consideration received by the Litigation Trust as a result of any judgment, settlement, or compromise of any such claims.

Pursuant to the Plan, the sale of 1,850,000 shares of Preferred Stock in a rights offering (the “Rights Offering”), together with the direct purchase of 150,000 shares of Preferred Stock by certain of the Put Parties, all at a purchase price of $100 per share, provided approximately $196 million in net proceeds to the Debtors’ estates. Such net amount reflects the determination of the Put Parties to receive $4 million of the Cash Put Premium from Greektown Superholdings in cash and 66,666 shares of Preferred Stock in lieu of the remaining $6 million of the Cash Put Premium. All of the purchases of Preferred Stock were completed on the Effective Date and the shares of Preferred Stock were issued on the Effective Date. Each party who agreed to purchase Preferred Stock was given the option to purchase Preferred Stock with regular or reduced voting rights. If any party elected to purchase Preferred Stock and was concerned that it might acquire more than 4.9% of the capital stock of Greektown Superholdings, or if a party that qualified as an “Institutional Investor” under Michigan gaming law was concerned that it may acquire more than 14.9% of the capital stock of Greektown Superholdings, elected to receive Warrants to purchase Preferred Stock at an exercise price of $0.01 per share representing a portion of the Preferred Stock that it had elected to purchase. As a result, the holders of Old Notes and the Put Parties owned all of the outstanding equity interests of Greektown Superholdings as of the Effective Date. In addition, under the Plan, at the end of the day on the Effective Date, Greektown Holdings’ existing members’ capital (deficit) was extinguished and no distributions were made to existing members. Certain of the Put Parties assigned their Put Commitment and certain of their other rights and obligations under the Purchase and Put Agreement to other Put Parties pursuant to an Assignment and Assumption Agreement dated as of March 31, 2010.

On the Effective Date, Greektown Superholdings issued $385 million in 13% Senior Secured Notes (the “New Senior Secured Notes”) and entered into a revolving credit facility with Comerica Bank (the “Revolving Loan” and, together with the New Senior Secured Notes, the “Exit Financing”). The Revolving Loan initially has availability of $20 million and bears interest at an annual rate of LIBOR plus 3.50% or the higher of Comerica Bank’s prime reference rate or 2.5% plus 0.75%. Upon the discharge and release of existing mortgages on a small parcel of real property underlying a portion of our casino operations securing indebtedness owed by third parties, the amount available under the Revolving Loan will increase to $30 million, and the Revolving Loan will bear interest at an annual rate (depending on a leverage ratio) of LIBOR plus 1.75% to 2.25% or the higher of Comerica Bank’s prime reference rate or 2.5% minus 0.5% to 1%.

On the Effective Date, we used the proceeds of the Rights Offering, the proceeds of the direct purchase of Preferred Stock, and the proceeds from the sale of the New Senior Secured Notes to repay all outstanding borrowings under the DIP Facility, to repay the pre-petition secured claims, and to make other payments required upon exit from bankruptcy. The proceeds from the sale of the New Senior Secured Notes remaining after the foregoing payments were made, as well as the Revolving Loan will be used to provide ongoing liquidity to conduct post-reorganization operations.

Business Overview

As previously discussed, Greektown Superholdings directly, and indirectly through Greektown Sub, holds all of the issued and outstanding membership interests of Greektown Holdings, which holds all of the issued and outstanding membership interests of Greektown LLC. Through Greektown LLC, we own and operate Greektown Casino. Greektown Casino opened in November 2000 in downtown Detroit. In February 2009, Greektown Casino completed its Expanded Complex at a cost of approximately $336.3 million. Greektown Casino is one of only three commercial casinos licensed to operate in Michigan and our Expanded Complex offers a full range of gaming, dining and entertainment alternatives, including:

●
approximately 100,000 square-feet of gaming space  with 2,600 slot machines and 67 table games, including an approximately 12,500 square-foot salon dedicated to high-limit gaming and the largest live poker room in the Metro Detroit Gaming Market (as defined below);

●	approximately 2,810 attached and 1,750 unattached parking spaces, including over 600 parking spaces for valet parking services;

●	10,000 square feet of convention space;

●	a 400-room hotel;

●	four restaurants, including a 180-seat “International Buffet”;

●	several food outlets on the gaming floor; and

●	eight bars and two entertainment facilities.

Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and six interstate highways passing through downtown Detroit. We estimate that Greektown Casino attracts approximately 17,200 patrons per day on average, and we believe a significant number of these patrons make regular visits to our property. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors. From inception we had approximately 1.3 million people in our database for Club Greektown. As of December 31, 2010, approximately 154,000 of the people in our database had visited Greektown Casino during the preceding three months. We believe the gaming market in the Detroit area, which consists of three commercial casinos in Michigan (the “Detroit Commercial Casinos”); together with the commercial casino in Windsor, Ontario (the “Metro Detroit Gaming Market”) is primarily a “drive-to” gaming market, with over 95% of our patrons residing within 100 miles of Greektown Casino.

Marketing

Advertising retail efforts include casino promotions and food, beverage and hotel packages. These efforts were complemented by extensive database marketing, to drive loyalty from our Club Greektown members. Other efforts include property enhancements. The goal of all efforts is to increase customer loyalty and increase visits from the casual customer who is in the Greektown district for dining, entertainment and sporting events.

Competition

The Detroit Commercial Casinos are the only three commercial casinos in Michigan and consist of Greektown Casino, MGM Grand Detroit (“MGM Detroit”) and MotorCity Casino (“MotorCity”). An additional competitor, Caesars Windsor, is located across the Detroit River in Canada. Caesars Windsor is owned by the Ontario government and is accessible from Detroit via bridge or tunnel. Collectively, the three Detroit Commercial Casinos and Caesars Windsor make up the Metro Detroit Gaming Market.

The gaming market in the State of Michigan, which contains both commercial and tribal casinos, consists of the Detroit Commercial Casinos and twenty-one Native American-owned gaming facilities that operate under compacts. Five racetracks are also located in Michigan, each of which offer horse betting, but are not authorized to offer slot machine or table gaming. There is also a racetrack in Windsor that operates over 750 slot machines.

Overview of direct competition

The direct competitors of Greektown Casino are the two other Detroit Commercial Casinos. The Detroit Commercial Casinos operate as commercial entities under the Michigan Gaming Control & Revenue Act and Administrative Rules – promulgated 1998 & amended 2008 (the “Michigan Gaming Act”). The Detroit Commercial Casinos are licensed to offer gaming, with no specific limit on the number of gaming positions that they may operate within their authorized gaming square footage. MGM Detroit, MotorCity and Caesars Windsor may each have greater name recognition and financial, marketing and other resources than Greektown Casino. For instance, MGM Detroit benefits from the use of a national player database. Caesars Windsor is managed by a consortium that includes Caesars Entertainment, Inc. and Hilton Hotels Corporation, both of which have a national presence. By comparison, we have the area’s most recently completed casino hotel complex, catering to the casual customer who is in the Greektown district for dining, entertainment and sporting events that we believe would not otherwise be served by our primary competitors. We believe that this should uniquely position us in a market experiencing a significant economic downturn that has affected both the Detroit metropolitan area and the United States as a whole.

The table below illustrates that Greektown’s percentage of the total adjusted gross gaming revenues of the Detroit Commercial Casinos remained consistent from the year ended December 31, 2009 to six months ended June 30, 2010. During the six months ended December 31, 2010, Greektown’s percentage of the total adjusted gross gaming revenues of the Detroit Commercial Casinos decreased to 25.0%. The decrease in market share for the six months ended December 31, 2010, is primarily due to a reduction in promotional expense, thus driving in fewer patrons. The total adjusted gross receipts for the Detroit Commercial Casinos increased approximately 3% from the year ended December 31, 2009 to 2010.

	Successor	Predecessor

	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,

Detroit Commercial Casinos (1)	2010	2010	2009

MGM Detroit	42.5%	41.9%	40.9%

MotorCity	32.5%	32.3%	33.3%

Greektown Casino	25.0%	25.8%	25.8%

Total	100%	100%	100%

(1)           Market share values for the Detroit Commercial Casinos in the above table and elsewhere in this statement were obtained from the MGCB website: http://www.michigan.gov/mgcb.

Below is a more detailed summary of the gaming amenities offered by MGM Detroit, MotorCity and Caesars Windsor.

MGM Detroit. MGM Detroit was the first casino to open in Detroit, in July 1999, and since 2001 has generally been the market leader based on share of adjusted gross gaming revenues. In October 2007, MGM Detroit completed construction of a new, permanent casino. The new facility houses approximately 100,000 square feet of gaming space with an estimated 4,090 slot machines and 105 table games including poker, 400 hotel rooms, 11 restaurants/bars and five entertainment venues. The property also offers a 30,000-square-foot meeting facility, which includes a 14,000-square-foot ballroom. For the twelve months ended December 31, 2010, MGM Detroit’s adjusted gross casino revenues were $582 million, representing a 6% increase over the comparable period in the prior year. MGM Resorts International owns a controlling interest in MGM Detroit, with the remaining interest held by Detroit Partners, LLC, a group of local residents and businesses. MGM Detroit benefits from the use of a national player database.

MotorCity. MotorCity was the second casino to open in Detroit, in December 1999, and since 2001 has generally maintained a second-place market position based on share of adjusted gross gaming revenues behind MGM Detroit. In 2008, MotorCity completed its expanded complex. The renovated facility has 100,000 square feet of gaming space with an estimated 2,850 slot machines and 71 table games including poker, 6 restaurants/bars, two entertainment venues, a 400 room hotel, a spa and a 1,500 seat theater. For the twelve months ended December 31, 2010, MotorCity’s adjusted gross casino revenues were $446 million, consistent with the comparable period in the prior year. The facility is privately owned by its sole stockholder, Marian Ilitch.

Caesars Windsor. Caesars Windsor opened in May 1994. Caesars Windsor is the largest casino-resort in Canada and is owned by the government of Ontario and operated by a consortium that includes Caesars Entertainment, Inc. and Hilton Hotels Corporation. At its peak in the late 1990s, the casino attracted in excess of six million visitors annually. In 2008, Caesars Windsor completed an expansion of its casino costing approximately CAD $400 million, which resulted in a complex of approximately 100,000 square feet of gaming space, 85 table games, 2,550 slot machines and 3,000 parking spaces. Caesars Windsor also offers 758 hotel rooms, a 5,000 seat entertainment center and approximately 100,000 square feet of convention space. For the twelve months ended December 31, 2010, Caesars Windsor’s adjusted gross gaming revenues were CAD $258 million, representing a slight decrease from the prior year.

Michigan tribal gaming

Twenty-one Native American-owned casinos are currently operating in western, central and northern Michigan, the closest of which is 113 miles from Greektown Casino. A number of additional Native American casinos are in various stages of the planning process:

●
A tribe has entered into a land settlement agreement with the State of Michigan and is currently seeking U.S. Congressional approval to construct a casino in Monroe County, Flint, or Romulus, which would be within 20 to 75 miles of Greektown Casino.

●
Another tribe has also entered into a land settlement agreement with the State of Michigan and is currently seeking U.S. Congressional approval for a casino in Port Huron, which would be within 75 miles of Greektown Casino.

●
Another tribe re-submitted an application in October 2009 to the U.S. Department of the Interior to construct a $300 million casino development, including a 200 room hotel and retail space, in Romulus, Michigan after having a previous application dismissed in 2008. The proposed development would be within 20 miles of Greektown Casino.  In February 2011, the tribe partnered with a developer to again seek Congressional and state approvals to build a casino.

●
Another tribe has publicly announced an agreement with the State of Michigan to amend an existing compact. The amendments to the compact would allow the tribe to seek to place land in trust with the United States Department of Interior to construct a new casino in western Michigan. Certain proposed amendments to the compact must be approved by the Michigan Legislature and the tribe must submit an application to the United States Department of Interior to place certain land in trust in order to construct the casino in western Michigan.

The opening of additional Native American-owned casinos near City of Detroit or elsewhere in State of Michigan could have a detrimental effect on Greektown Casino’s revenues.

Proposal 1

In November 2004, Michigan voters passed Proposal 1, which requires a voter referendum before new forms of gambling are permitted in Michigan. This limits the government’s ability to enact changes to the State of Michigan laws permitting incremental forms of gaming in the State of Michigan. Proposal 1 does not apply to tribal gaming or to the Detroit Commercial Casinos, but applies to new lottery games, consisting of table games and player-operated mechanical or electronic devices or other forms of gaming or additional casinos.

Lottery

We also compete with the State of Michigan’s Lottery Division, which offers a variety of lottery tickets and drawings. Additionally, the Bureau of State of Michigan Lottery oversees and licenses charitable gaming for nonprofit organizations throughout the State of Michigan. In 2004, the State of Michigan also introduced new “Club Games,” including keno and various pull-tab games, in licensed bars and restaurants.

Other Competition

We also compete, to some extent, with other forms of gaming on both a local and national level, including the State of Michigan-sponsored lotteries, Internet gaming, on- and off-track wagering, card parlors, and charity casinos. The expansion of legalized gaming to new jurisdictions throughout the United States has also increased competition and will continue to do so in the future. On November 3, 2009, a casino initiative passed in the State of Ohio authorizing casino-style gaming at four locations within the State: Cincinnati, Cleveland, Columbus and Toledo. We anticipate that they will compete with the Detroit Commercial Casinos, particularly the Toledo casino, which is in close proximity to the City of Detroit and southern Michigan and whose construction began in August 2010 with an expected opening date in the first half of 2012. If gaming facilities in our markets were purchased by entities with more recognized brand names or larger capital resources, or if gaming were legalized in jurisdictions near Greektown Casino where gaming currently is not permitted, we would face additional competition.

Employees and Unions

As of December 31, 2010, we employed approximately 2,220 people, of which approximately 1,740 or 78% are unionized full-time employees, across various functional areas. Our unionized employees are members of two union groups: (i) the Detroit Casino Council (the “DCC”), which is made up of five unions, the UAW, HERE, Teamsters, Carpenters and Operating Engineers, and (ii) the International Union, Security, Police, Fire Professionals of America (the “SPFPA”), which consists of security personnel. The collective bargaining agreements for the DCC and the SPFPA are effective until October 16, 2011 and June 12, 2012, respectively. We consider our relationships with our employees and the labor unions to be good.

Business Seasonality

Our gaming operations are affected by the weather. We have experienced downturns in customer volume during the summer months and increases in volume during winter months, although we do experience lower volume during winter storms. These seasonal and adverse weather conditions in the Detroit metropolitan area may discourage potential customers from visiting us. We believe we have also experienced downturns in customer volume as a consequence of nearby road repairs and construction, which generally occur in the spring, summer and fall, as well as during various sporting or entertainment events in downtown Detroit.

Environmental Matters

We are subject to federal, State of Michigan and local environmental, safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clear Air Act, Clean Water Act, Occupational Safety and Health Act, Oil Pollution Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980. We have not made, and do not anticipate making, material expenditures with respect to these environmental laws, regulations and ordinances. However, the attendant compliance costs associated with them may result in future additional costs to our operations.

Intellectual Property

We believe it is important to protect our significant trademarks and service marks by registering them for use in connection with the underlying goods and services, as appropriate at the federal or State of Michigan level. The trademarks “GREEKTOWN CASINO,” “GREEKTOWN CASINO (& DESIGN),” “LET THE PARTY BEGIN AT GREEKTOWN!,” GREEKTOWN CASINO-HOTEL” and “CLUB GREEKTOWN” are registered in the U.S. Patent and Trademark Office. The restaurant and bar trademarks “THE ALLEY GRILLE STEAKHOUSE,” “APOLLO,” “ECLIPZ LOUNGE (& DESIGN),” “GRAPEVINE CAFÉ,” “OUZO’S,” “OPA! BAR,” “GALLERIA BAR,” “SHADES LOUNGE,” “BISTRO 555,” “TRAPPER’S PATIO,” “TRAPPER’S SNACK BAR,” “INTERNATIONAL BUFFET” and “THE OLIVE ROOM” is registered with the State of Michigan. Finally, the advertising marks “AMAZING RACE SLOTS & TABLE GAMES,” “BONU$ PLAY,” BONU$ BUCKS,” “BONU$ BET,” “BONU$ POINTS,” “GREEKTOWN CASINO-HOTEL (NEW logo),” and “DETROIT’S WINNING ADDRESS” are registered with the State of Michigan.

Government Regulation

The ownership and operation of our gaming facility is subject to various State of Michigan and City of Detroit laws and regulations in the jurisdiction in which we are located. We are subject to the provisions of the Michigan Gaming Act and rules promulgated thereunder (the “Michigan Rules”), the MGCB, including the MGCB rules (the “MGCB Rules”) and MGCB orders and resolutions (“MGCB Orders and Resolutions”) and various local ordinances and regulations, and are subject to the regulatory control of the MGCB, the City of Detroit and the Michigan Liquor Control Commission. Additionally, we must comply with a variety of federal regulations (i.e. Bank Secrecy Act, US Patriot Act, Office of Foreign Assets and Control, and etc.). The following is a summary of the provisions of the material laws and regulations applicable to our gaming operations and other laws and regulations applicable to us. The summary does not purport to be a comprehensive description and is qualified in its entirety by reference to the appropriate laws and regulations.

Michigan Gaming Regulation

Greektown LLC is licensed to operate in Michigan pursuant to the Michigan Gaming Act. The Michigan Gaming Act and Michigan Rules subject the ownership and operation of commercial casino gaming facilities to extensive State of Michigan licensing and regulatory requirements and require the licensee to have a development agreement in effect with the City of Detroit and the Economic Development Corporation (“Detroit EDC”) of the City of Detroit.

The Michigan Gaming Act created the MGCB and authorizes it to grant casino licenses to not more than three applicants that have entered into development agreements with the City of Detroit. The MGCB is granted extensive authority to conduct background investigations and determine the suitability and eligibility of casino license applicants, affiliated companies, officers, directors and managerial employees of applicants and affiliated companies, persons and entities holding a one percent or greater direct or indirect interest in an applicant or affiliated company, and anyone else the MGCB deems to be a “qualifier.” The Michigan Gaming Act and Michigan Rules restrict direct communication with the MGCB members.

Any person who supplies goods or services to a casino licensee that are directly related to, used in connection with or affect gaming must obtain a supplier’s license from the MGCB. Any person who supplies other goods or services of a non-gaming nature to a casino licensee on a regular and continuing basis must also obtain a supplier’s license from the MGCB or demonstrate eligibility for an exemption from this requirement. In addition, any individual employed by a casino licensee, or by a supplier licensee whose work duties are related to or involved in the gambling operation or are performed in a restricted area or gaming area of a casino, or who hold certain other positions, must obtain an occupational license from the MGCB. The MGCB Rules permit the MGCB to exempt any person or field of commerce from the supplier licensing requirements. The MGCB has adopted the MGCB Orders and Resolutions that outline the process for persons and entities to apply to be exempt from supplier licensing requirements.

The Michigan Gaming Act imposes the burden of proof on the applicant for a casino license to establish its suitability to receive and hold the license. The applicant must establish its suitability as to:

●	integrity;

●	moral character and reputation;

●	business probity;

●	financial ability and experience;

●	responsibility; and

●	other criteria deemed appropriate by the MGCB.

The Michigan Rules and Michigan Gaming Act provide systems for administrative and judicial review of various decisions of the MGCB. These appeals are governed by the Michigan Administrative Procedures Act of 1969.

The MGCB may refuse to renew a license upon a determination that the licensee no longer meets the requirements for licensure. In addition to restriction, suspension or revocation of a casino license, the MGCB may impose substantial fines or forfeiture of assets upon licensees for violation of gaming or liquor laws or rules or other violations of law. The Michigan Rules provide for an appeal process from decisions made by the MGCB concerning violations outlined above. These appeals are governed by the Michigan Administrative Procedures Act of 1969.

The Michigan Gaming Act includes provisions that restrict certain casino owners and managers, along with supplier licensees and their key managers, from giving political contributions to Michigan elected officials. The Michigan Gaming Act and Michigan Rules also restrict gift giving to the State of Michigan-elected officials and certain key employed State of Michigan officials. The MGCB has adopted the MGCB Orders and Resolutions that establish criteria through which a supplier license applicant who has made political contributions during the application period may be granted waivers to reapply for licensing.

The Michigan Gaming Act and Michigan Rules provide for annual license renewal as long as the MGCB determines that the casino licensee continues to meet the requirements established by the Michigan Gaming Act and Michigan Rules. Greektown LLC’s original license was issued on November 10, 2000 and as of year ended December 31, 2010; Greektown LLC is in compliance in all material respects of the MGCB.

The Michigan Rules implement the terms of the Michigan Gaming Act. Among other things, the Michigan Rules outline more detailed substantive and procedural requirements with respect to casino licensing and operations, including, but not limited to, requirements regarding things such as licensing investigations and hearings, record keeping and retention, contracting, reports to the MGCB, internal control and accounting procedures, security and surveillance operations, extension of credit to gaming patrons, conduct of gaming and transfers of ownership interests in licensed casinos. The Michigan Rules also establish numerous MGCB procedures regarding licensing, disciplinary and other hearings and similar matters. The Michigan Rules have the force of law and are binding on the MGCB as well as on applicants for or holders of casino licenses, their vendors and employees. The Michigan Rules prohibit a casino licensee or a holding company or affiliate that has control of a casino licensee in Michigan from entering into a debt transaction affecting the capitalization or financial viability of its Michigan casino operation without prior approval from the MGCB. The Michigan Rules outline requirements and procedures for casino licensees or holding companies that make a public offering of debt or equity.

In December 2007, Greektown LLC entered into Acknowledgement of Violation (the “AOV”) with the MGCB. The AOV included four complaints addressing procurement, kiosks, electronic device meters and signage. Under the terms of the AOV, aggregate fines of $0.8 million were assessed, of which $0.3 million was paid upon entering into the AOV and $0.5 million would not be an obligation unless Greektown LLC commits further violations of the same legal requirements before December 11, 2010. Other than the initial penalties of $0.3 million, no further amounts have been paid as no violations occurred during 2009 and 2010. However, we cannot be certain whether we will have similar violations and if we do, we may be subject to the additional penalties from MGCB described above and other penalties.

The Michigan Liquor Control Commission licenses, controls and regulates the sale of alcoholic beverages pursuant to the Michigan Liquor Control Act. The Michigan Gaming Act also requires that casinos sell and distribute alcoholic beverages in conformity with the Michigan Liquor Control Act. The City of Detroit also issues certain approvals in connection with the sale of alcoholic beverages.

Michigan Gaming Taxation and Fees

Under the provisions of the Michigan Gaming Act, we must pay a combined State of Michigan and City of Detroit wagering tax equal to 19% of adjusted gross receipts payable daily and a municipal services fee in an amount equal to the greater of 1.25% of adjusted gross receipts or $4 million annually. For the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010 and predecessor year ended December 31, 2009, we paid gaming taxes of $36.0 million, $41.7 million, and $75.6 million, respectively. These gaming taxes are included in Greektown Casino’s operating expenses. In addition to gaming taxes, we are required to make an annual payment for certain costs to the MGCB not to exceed one-third of an annual maximum amount, adjusted annually for inflation. The annual maximum amount is currently set at approximately $30.6 million. During the successor and predecessor year ended December 31, 2010, and predecessor year ended December 31, 2009, we paid a fee of approximately $10.2 million, respectively to the MGCB. The Company amortized approximately $5.1 million, $5.1 million, and $10.2 million for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. The MGCB fees are included in Greektown Casino’s general and administrative expenses. These gaming taxes and fees are in addition to the taxes, fees and assessments customarily paid by business entities conducting business in the State of Michigan and City of Detroit.

If the Michigan Lottery Act is amended to allow casino operations and if casino operations are conducted at racetracks in Michigan, the state wagering tax rate will be reduced to 18%. Any amendment would require voter approval, as mandated by Proposal 1.

           Pursuant to the Michigan Gaming Act, once we had 400 fully operational hotel rooms operating for 30 consecutive days and we were otherwise in compliance with the development agreement, we would be eligible for a reduction in the combined State of Michigan and City of Detroit wagering tax rate from 24% to 19% of our adjusted gross receipts (the “Tax Rollback”). MGM Detroit and MotorCity had received the Tax Rollback prior to 2009. On February 15, 2009, we opened our hotel including 400 guest rooms to the public. We contended that we were eligible for the Tax Rollback as of February 15, 2009. The City of Detroit had objected to our eligibility based on its contention that we were not in compliance with the Revised Development Agreement Greektown LLC entered into with the City of Detroit and the Detroit EDC on August 2, 2002 (the “Development Agreement”). Various litigation ensued with the City of Detroit in connection with these disputes. On October 9, 2009, the Debtors filed a motion with the Bankruptcy Court to approve an amended settlement agreement (the “Amended Settlement Agreement”) with the City of Detroit. The Bankruptcy Court approved the Amended Settlement Agreement on February 22, 2010, which provides for a resolution of all disputes with the City of Detroit. The Amended Settlement Agreement was conditioned upon (i) approval of the Amended Settlement Agreement by the Bankruptcy Court, which was obtained on February 22, 2010; and (ii) final approvals of the Amended Settlement Agreement from various offices of the City of Detroit, which were obtained on February 24, 2010.

The Amended Settlement Agreement provides, among other things, that:

●
the City of Detroit was required to use its best efforts to support the Debtors efforts in obtaining the Tax Rollback effective as of February 15, 2009 before the MGCB (which was subsequently obtained on March 9, 2010);

●
the Debtors were required to pay the City of Detroit a settlement amount in the aggregate of $16.6 million (the “Settlement Payment”), less certain credits described below, subject to the following provisions: (i) the Debtor was required to pay an initial cash payment of $3.5 million (the “Initial Cash Payment”) within two business days after entry of an order by the Bankruptcy Court approving the Amended Settlement Agreement; (ii) a credit was required to be applied immediately to reduce the Settlement Payment in an amount equal $3.5 million (the “Settlement Credit”), representing the difference between (a) the amount of gaming taxes actually paid to the City of Detroit between February 15, 2009 and February 15, 2010 and (b) the amount of gaming taxes that would have been paid through the date of the settlement to the City of Detroit had the Tax Rollback been effective as of February 15, 2009); and (iii) the Debtors were required to pay a final cash amount of $9.6 million (“Final Cash Payment”), which is the remaining amount of the Settlement Payment after the Initial Cash Payment and the application of the Settlement Credit described above. The Settlement Credit has been applied and the Initial Cash Payment was made to the City of Detroit by the Debtors on February 24, 2010 and the final cash payment was made during the predecessor six months ended June 30, 2010;

●
to the extent the board of directors of Greektown LLC did not contain at least one director from Detroit reasonably acceptable to the Mayor and the City Council of the City of Detroit, Greektown LLC was required to appoint an unpaid ombudsman, to be selected by the Mayor and approved by the City Council of the City of Detroit, reasonably acceptable to the Debtors who would be entitled to attend board meetings, including board committee meetings, and receive all material information furnished to the board, subject to a confidentiality agreement and certain exceptions. The election of Freman Hendrix to the board of directors satisfied this obligation;

●	upon the receipt of the Final Cash Payment, the City of Detroit was deemed to have dismissed and waived any and all claims of default under the Development Agreement;

●	the City of Detroit was required to cease its demand for a 1% tax increase due to the delayed completion of the Expanded Complex;

●	the City of Detroit was required to consent to the transfer of the ownership of the Greektown Casino and the Development Agreement to the Reorganized Debtors in accordance with the Plan; and

●	the City of Detroit was required to take actions to dismiss all related litigation;

●
and Greektown LLC is required to propose a manager to the City of Detroit for approval by Detroit’s mayor and city council (which approval shall not be unreasonably withheld by the mayor or the city counsel) by May 30, 2011 (based upon an extension approved in February 2011).  On March 22, 2011 the Company announced that it had extended an offer to Michael Puggi of the position of President and Chief Executive Officer of Greektown.  The offer is subject to the negotiation and execution of a mutually agreeable employment agreement and approval of Mr. Puggi by the Michigan Gaming Control Board and the City of Detroit.

On March 9, 2010, the MGCB entered an order certifying that Greektown LLC met the requirements and was entitled to a tax adjustment retroactive to February 15, 2009. The effects of the retroactive adjustment are to reduce the Settlement Payment to $13.1 million after application of the Settlement Credit described above. As a result of the MGCB order, commencing on February 15, 2009, our combined State of Michigan and City of Detroit wagering tax rate is 19% of our adjusted gross receipts, reflecting the Tax Rollback.

City of Detroit Regulation

The Detroit City Council has enacted several ordinances affecting the Detroit Commercial Casinos. One, entitled “Casino Gaming Authorization and Casino Development Agreement Certification and Compliance,” authorizes casino gaming only by operators who are licensed by the MGCB and are parties to a development agreement that has been approved and certified by the City Council and is currently in effect, or are acting on behalf of parties to a development agreement. The Development Agreement has been so approved and certified and is currently in effect. The ordinance requires each casino operator to submit to the Mayor of Detroit and to the Detroit City Council annual reports regarding the operator’s compliance with its development agreement or, in the event of non-compliance, reasons for non-compliance and an explanation of efforts to comply. The ordinance requires the Mayor of Detroit to monitor each casino operator’s compliance with its development agreement, to take appropriate enforcement action in the event of default and to notify the Detroit City Council of defaults and enforcement action taken; and, if a development agreement is terminated, it requires the Detroit City Council to transmit notice of enforcement action to the MGCB within five business days along with the City of Detroit’s request that the MGCB revoke the relevant operator’s certificate of suitability or casino license. If a development agreement is terminated, the Michigan Gaming Act requires the MGCB to revoke the relevant operator’s casino license upon the request of the City of Detroit.

City of Detroit Development Agreement

In March 1998, Greektown LLC entered into the initial development agreement with the City of Detroit and the Detroit EDC. In August 2002, Greektown LLC entered into the Development Agreement, which amended and restated the initial development agreement and authorized the construction and operation of the existing casino.

From March 1998 through December 31, 2010, the City of Detroit has been paid approximately $128.2 million under the terms of the Development Agreement.

In addition to gaming taxes, we are also obligated to pay 1% of our adjusted gross receipts to the City of Detroit, to be increased to 2% of our adjusted gross receipts in any calendar year in which adjusted gross receipts exceed $400 million, beginning on the day our adjusted gross receipts exceed $400 million and continuing until the end of that calendar year. In addition, when adjusted gross receipts exceed $400 million, we would be required to pay $4 million to the City of Detroit. We did not exceed the $400 million in adjusted gross receipts for the calendar year ending December 31, 2010.

We also must pay certain legal and consultant expenses incurred by the City of Detroit related to the development of the casino complex.

The Development Agreement includes a number of additional provisions with which we must comply. The key provisions include those listed below:

●	A radius restriction prohibiting various parties from holding an interest in or taking certain actions regarding any other casino within a 150-mile radius from central Detroit.

●
Various indemnification obligations for certain judgments, fines, liabilities, losses, damages, costs, expenses, claims, obligations and penalties of the City of Detroit, the Detroit EDC and each of their respective officers, agents and employees.

●
Various social commitments regarding, for example, employment of Detroit residents, procurement of financing and goods and services from Detroit-based businesses, Detroit resident businesses and business concerns and/or minority- or women-owned businesses.

●	Transfer of ownership restrictions prohibiting certain direct and indirect owners of Greektown LLC from transferring their equity interests without the consent of the City of Detroit.

U.S. Department of the Treasury Regulations

The U.S. Internal Revenue Code and the U.S. Treasury Regulations promulgated there under require operators of casinos located in the United States to file information returns for U.S. citizens, including, but not limited to, names, addresses and social security numbers of winners, for bingo, table games and slot machine winnings in excess of prescribed amounts and keno winnings in which the payout equals or exceeds a specified amount more than the amount wagered. The U.S. Internal Revenue Code and the U.S. Treasury Regulations promulgated there under also require operators to withhold taxes on some keno, bingo table games and slot machine winnings of nonresident aliens. We are unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, these and/or other games.

Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Department of the Treasury and the MGCB require the reporting of patron’s currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number, which regulations were subsequently modified to include a suspicious activity reporting rule. Casinos are required to report suspicious monetary transactions when the casino knows suspects or has reason to suspect that the transaction involves funds derived from illegal activity or is otherwise intended to facilitate illegal activity.

Other Laws and Regulations

Our operations are also subject to extensive federal, State of Michigan and City of Detroit regulations in addition to the regulations described above, and, on a periodic basis, we must obtain various other licenses and permits, including those required to sell alcoholic beverages.

Available Information

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We face significant competition in the market in which we operate and other markets, which could impair our revenues, increase our expenses and hinder our ability to generate sufficient cash flows.

We face significant competition principally from two other casinos in Detroit, MGM Detroit and MotorCity (collectively with Greektown Casino, the “Detroit Commercial Casinos”), as well as Caesars Windsor, which is located directly across the Detroit River from Detroit. MGM Detroit, MotorCity and Caesars Windsor may each have greater name recognition and financial, marketing and other resources than we do, and all three casinos completed major renovations/expansion projects in the past few years that have the potential to greatly increase their respective market share of the Metro Detroit Gaming Market. MGM Detroit and MotorCity accounted for 41.9% and 32.3% of the total adjusted gross gaming revenues of the Detroit Commercial Casinos for the predecessor six months ended June 30, 2010, respectively. MGM Detroit and Motor City accounted for 42.5% and 32.5% of the total adjusted gross revenues of the Detroit Commercial Casinos for the successor six months ended December 31, 2010, respectively.

In addition, we compete with other gaming facilities throughout Michigan and surrounding states as well as nationwide, including casinos located on Native American reservations and other land-based casinos. Twenty one Native American-owned casinos are currently operating in western, central and northern Michigan, the closest of which is 113 miles from Greektown. Furthermore, two tribes have entered into land settlement agreements with the State of Michigan, and both tribes are currently seeking U.S. Congressional approval of the agreements to take the land into trust for new land-based casinos. One tribe is seeking to locate a casino in Michigan in one of Monroe County, Flint or Romulus, while the other tribe is seeking to locate a casino in Port Huron, and both proposed casinos would be within 20-75 miles of Greektown Casino. No U.S. Congressional approval has yet been obtained, but one tribe has partnered with a developer to seek Congressional and state approvals. Also, another tribe has been federally recognized and is seeking to enter into a compact with the State of Michigan for a casino in western Michigan, and an additional tribe has indicated that it intends to apply to the Bureau of Indian Affairs for trust status for a site in Romulus. Michigan also features five racetracks which offer horse betting but are not authorized to offer slot machines or table gaming, and there is an additional racetrack in Windsor, Ontario, Canada, which has over 750 slot machines.

We also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, Internet gaming, on- and off-track wagering, card parlors, and charity casinos. The expansion of legalized gaming to new jurisdictions throughout the United States also has increased competition faced by us and will continue to do so in the future. Additionally, if gaming facilities in our markets were purchased by entities with more recognized brand names and capital, or if gaming were legalized in jurisdictions near our property where gaming currently is not permitted, we would face additional competition. For example, on November 3, 2009, a casino initiative passed in Ohio authorizing casino-style gaming at four locations in the state: Cincinnati, Cleveland, Columbus and Toledo. We anticipate that they will compete with the Detroit Commercial Casinos, particularly the Toledo casino, which is in close proximity to Detroit and southern Michigan and whose construction began in August 2010, with an expected opening date in the first half of 2012.

We have incurred net losses in recent periods. We may continue to incur losses in the future.

We recorded a net loss of ($13.8) million for the successor six months ended December 31, 2010, net income of $290. 9 million for the predecessor six months ended June 30, 2010, and a net loss of ($65.9) million for the predecessor year ended December 31, 2009.  The net income recorded for the predecessor six months ended June 30, 2010, was recorded after giving effect to a gain of reorganization items and fresh start adjustments of approximately $301.0 million. We may continue to incur losses in our future periods. Our future profitability depends on our ability to generate enough revenues to pay regulatory fees and gaming taxes and other mostly variable expenses, such as payroll and marketing, as well as mostly fixed expenses such as our property taxes and interest expense. For more information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Given that our operations are dependent upon one property for all of our cash flows, we are subject to greater risks, many of which are beyond our control, than a gaming company with more operating properties.

We do not currently have operations other than Greektown Casino, and therefore, we are entirely dependent upon Greektown Casino, and dependent upon the patronage of persons living in and visiting the Detroit metropolitan area, for our revenues and cash flows. Because we are entirely dependent on a single gaming site, we are subject to greater risks than a geographically diversified gaming operation, including, but not limited to:

●
risks related to the economic conditions in southeastern Michigan or nearby regions, including a loss of residents, layoffs, increased fuel and transportation costs or a decrease in discretionary income or spending;

●	a decline in the size of the local gaming market;

●	an increase in gaming competition in the surrounding area;

●	changes in local and state governmental laws and regulations;

●	damage or interruption of gaming activities by fire, flood, power loss, technology failure, break-ins, terrorist attacks, war or similar events;

●	the relative popularity of local and regional entertainment alternatives to casino gaming that compete for the leisure dollar;

●	adverse weather conditions, which could deter customer visits; and

●	Inaccessibility to the property due to road construction or closures of primary access routes.

The occurrence of any one of the events described above could cause a material disruption in our business.

           Reductions in discretionary consumer spending as a result of downturns in the general economy and particular difficulties in the automobile industry had, and could continue to have, a material adverse effect on our business.

           Our business has been and may continue to be adversely affected by the economic downturn currently being experienced in the United States, and more particularly in the Detroit metropolitan area, as we are highly dependent on discretionary spending by our patrons. Changes in discretionary consumer spending or consumer preferences brought about by factors such as increased unemployment, perceived or actual deterioration in general economic conditions, the current housing market crisis, the current credit crisis, increases in fuel costs, bank failures and the potential for additional bank failures, perceived or actual decline in disposable consumer income and wealth, the recent global economic recession and changes in consumer confidence in the economy may continue to reduce customer demand for the leisure activities we offer and may adversely affect our revenues and operating cash flow. More specifically, the economic downturn has impacted the automobile industry in the United States as much as, if not more than, other similarly situated sectors of the U.S. economy. As many of the manufacturers of automobiles and automobile parts and components are based in Detroit or the Detroit metropolitan area, our geographic location makes us uniquely susceptible to continuing volatility in the American automobile industry. We are not able to predict the length or severity of the current economic condition. However, in late 2010, the automotive industry has begun showing signs of improvement.

           We have significant working capital needs, and if we are unable to satisfy those needs from cash generated from our operations or indebtedness, we may not be able to meet our obligations.

           We require significant amounts of working capital to operate our business. In addition to our Revolving Loan facility, we rely on the operation of our facilities as a source of cash. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business. We cannot assure you that our business will generate sufficient cash flow from operations or that we will be able to draw under our Revolving Loan or otherwise, in an amount sufficient to fund our liquidity needs.

           Greektown had drawn down $14 million under the $20 million Revolving Credit Facility on January 3, 2011; subsequent to year-end in order make timely interest payments in relation to the New Senior Secured Notes.  This amount was subsequently repaid.

           The Plan may cause us to be subject to significant federal, state, local and other taxes and the taxes actually payable may exceed the amount of applicable reserves.

           The income taxation of Greektown under federal law and laws of the state of Michigan in connection with the Plan will depend upon, among other things, the precise structure and implementation of the Plan. We may have significant tax liabilities by reason of the restructuring transactions, and also by reason of our holding structure. Greektown Holdings is subject to the Michigan Business Tax, and, it is possible that we may owe significant amounts of state taxes with respect to the Plan. Any such tax liabilities could have material adverse financial consequences to us.

           In addition, significant judgment is required to determine our provision for our reserves for state taxes. There may be matters for which the ultimate tax outcome is uncertain. Although we believe our approach to determining the tax treatment in connection with the Plan is appropriate, no assurance can be given that the final tax authority review will not be materially different than that reflected in our tax reserves. Such differences could have a material adverse effect on our tax reserves in the period in which such determination is made and, if taxes in excess of such reserves are ultimately payable, on our results of operations for such period.

   Our operations are highly taxed and may be subject to higher taxes in the future, which could adversely impact our profitability.

           In virtually all gaming jurisdictions, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We believe that the prospect of significant additional tax revenue is one of the primary reasons why Michigan and other jurisdictions have legalized gaming. We also pay property taxes, payroll taxes, franchise taxes and income taxes.

           Our profitability depends on generating enough revenues to pay regulatory fees and gaming taxes and other mostly variable expenses, such as payroll and marketing, as well as mostly fixed expenses such as our property taxes and interest expense. From time to time, state and local governments have increased gaming taxes, and gaming tax increases can significantly impact the profitability of gaming operations. For example, the Michigan legislature increased the aggregate state and city wagering taxes from 18% to 24% of gross gaming revenues effective September 1, 2004. Future changes in the Michigan gaming tax rates that will have a negative impact on our profitability may occur.

           The federal government has also previously considered a federal tax on casino revenues and may again consider a federal tax on casino revenues in the future. Any material increase in or the adoption of additional taxes or fees could have a material adverse effect on our future financial results.

           Energy and fuel price increases may adversely affect our revenues and our profitability.

           Our casino uses significant amounts of electricity and natural gas. Substantial increases in the cost of electricity will negatively affect our results of operations. In addition, energy and fuel price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our properties, which would negatively impact our revenues. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material to our results of operations.

           Extensive government regulation materially impacts our operations, and any new gaming laws or regulations may adversely impact our operations.

           The ownership, management and operation of gaming facilities is subject to extensive laws, regulations and ordinances that are administered by various federal, state and local governmental entities and agencies. The MGCB has broad authority and discretion to require us and our officers, directors, managers, members, employees, vendors and holders of certain of our debt to obtain and maintain various licenses, registrations, permits, findings of suitability and other approvals. To enforce applicable gaming regulations, gaming authorities may, among other things, limit, suspend or revoke the licenses, registrations, permits, findings of suitability and any other approvals of any gaming entity, vendor or individual, and may levy fines or cause a forfeiture of assets against us or individuals for violations of gaming laws or regulations. Any of these actions would have a material adverse effect on us.

Government regulations require us to, among other things:

●	pay gaming fees, assessments and taxes to the State of Michigan and the City of Detroit;

●	periodically renew our gaming license in Michigan, which may be suspended or revoked if we do not meet detailed regulatory requirements;

●	receive and maintain federal and state environmental approvals; and

●	receive and maintain state and local licenses and permits to sell alcoholic beverages in our facilities.

    We are subject to the Michigan Gaming Act and the Michigan Rules, and to local regulation by the City of Detroit, including a Development Agreement with the City of Detroit. Under the Michigan Rules, we may not make a public offering of our securities or enter into a debt transaction affecting the capitalization or financial viability of our gaming operations without the prior approval of the MGCB and compliance with our Development Agreement.

           Our directors, officers and most employees, and many of our vendors and their employees performing services for us, must also be approved by the MGCB. If the MGCB were to find a director, officer, employee or vendor unsuitable, we would be required to sever our relationship with that person. Although we have no reason to believe that it will happen, our existing gaming licenses, liquor licenses, registrations, findings of suitability, permits and approvals may be revoked, suspended or limited or not renewed when they expire. Any failure to renew or maintain our licenses or receive new licenses when necessary would harm our business and revenues. The compliance costs associated with these laws, regulations and licenses are significant.

           The casino entertainment industry is generally subject to political, legislative and regulatory uncertainty. If additional gaming laws and regulations are adopted, or if current gaming laws or regulations are modified in Michigan, any newly imposed restrictions or costs could have a significant adverse effect on us. From time to time, various proposals are introduced in the Michigan legislature that, if enacted, could adversely affect the regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future that may impact our operations.

           We are subject to compliance with a regulatory fixed charge coverage ratio maintenance covenant required by the MGCB.

           In connection with our emergence from Chapter 11, the MGCB order granting approval of our new ownership structure, capitalization and management provides that we must comply with a minimum fixed charge coverage ratio maintenance covenant. The covenant requires us to maintain a ratio of EBITDA to fixed charges (each as defined in the order) on the last day of each calendar quarter of not less than:

    ●  1.00 to 1.00 (until March 31, 2011); and
    ●  1.05 to 1.00 (after March 31, 2011).

           The fixed charge coverage ratio is measured from the Effective Date until the applicable determination date for all fiscal quarters ending on or before March 31, 2011 and on a trailing twelve month basis thereafter. We are required to comply with this covenant for so long as any indebtedness is outstanding under our Revolving Loan and the Notes. The MGCB order also contains a limitation on certain restricted payments. See “Regulatory Covenants.”

           If we fail to comply with these requirements and we are not able to obtain a waiver from the MGCB, we could be subject to additional restrictions on our ability to operate our casino business, fines and suspension or revocation of our gaming license. The suspension or revocation of our gaming license in excess of certain specified periods could result in an event of default under the indenture governing the Exchange Notes and could materially adversely affect or eliminate our ability to generate revenue from our casino operations. See “Description of Exchange Notes—Events of Default and Remedies.” Even if we are able to obtain a waiver from the MGCB, the MGCB may impose additional covenants or other restrictions on our ability to incur indebtedness, which could materially adversely affect our business.

           A smoking ban in casinos located in the state of Michigan or the city of Detroit could have a negative impact on our business and operations.

           From time to time, individual jurisdictions have considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities. Such bans have been implemented in jurisdictions in which gaming facilities are located and such bans have had a negative impact on business and operations.

Although the smoking ban adopted by the state of Michigan on December 10, 2009, which became effective May 1, 2010, exempts the gaming area (the smoking ban applies to our bars and restaurants) of the Detroit Commercial Casinos, if a more expansive ban were implemented in the state of Michigan or the city of Detroit, such a ban could adversely impact our business and operations.

           We have not evaluated our internal controls over financial reporting for purposes of compliance with Section 404 of the Sarbanes-Oxley Act. If we are unable to achieve and maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

           We have not previously been required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute, and we will not be required to comply with all of those requirements until after we have been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, for a specified period of time. Accordingly, we have not determined whether or not our existing internal controls over financial reporting systems comply with Section 404. The internal control evaluation required by Section 404 will divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we will be required to implement remedial procedures and re-evaluate our internal control over financial reporting. We may experience higher than anticipated operating expenses as well as higher independent auditor and consulting fees during the implementation of these changes and thereafter. If we are unable to implement any necessary changes effectively or efficiently, our operations, financial reporting or financial results could be adversely affected and we could obtain an adverse report on internal controls from our independent registered public accountants.

           We will be subject to all operating risks common to the hotel business, which may adversely affect our hotel occupancy and rental rates.

           The hotel built in connection with the Expanded Complex is the first hotel at Greektown Casino. The hotel business is highly competitive and generally will be subject to greater volatility than our gaming business. Operating risks common to the hotel business could adversely affect hotel occupancy and the rates that can be charged for hotel rooms, as well as increase our operating expenses, and generally include:

●	competition from existing hotels in our market and new hotels entering our market;

●	reduced business and leisure travel due to energy costs and other travel expenses, or geo-political uncertainty, including terrorism;

●	adverse effects of a decline in general and in local economic activity;

●	adverse weather;

●	the quality and performance of the managers and other staff of our hotel; and

●	risks generally associated with the ownership of hotels and real estate.

           MGM Detroit, MotorCity and Caesars Windsor all have hotels connected to their gaming facilities and other new hotel projects in our vicinity have recently opened. This competition may adversely affect our occupancy and rental rates.

           We face the risk of fraud or cheating commonly faced by the gaming business, which could adversely affect our revenues and profitability.

           Players in our casino may commit fraud or cheat in order to increase their winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner would negatively impact our gaming revenues. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, thereby materially and adversely affecting our business, financial condition and results of operations.

           We may be unable to retain management personnel or hire additional qualified personnel, which would impair our ability to execute our business strategy.

           The Debtors’ Chief Executive Officer and General Manager for most of the duration of the chapter 11 cases were provided to them pursuant to a consulting agreement with the Fine Point Group (“Fine Point”), dated as of December 31, 2008 and subsequently amended on January 8, 2009 (the “Fine Point Consulting Agreement”). The Fine Point Consulting Agreement expired on December 31, 2009. Since such date, our business has been managed solely by our internal management team, led by Cliff Vallier. On February 12, 2010, the Debtors entered into a Consulting Agreement (the “WG Consulting Agreement”) with WG-Michigan LLC, an affiliate of Warner Gaming LLC (“WG-Michigan”), pursuant to which WG-Michigan provided a general manager to Greektown Holdings. Pursuant to the Plan, subject to approval of WG-Michigan by the MGCB, Greektown Superholdings was to enter into a management agreement with WG-Michigan, pursuant to which WG-Michigan would have provided Greektown Superholdings with a general manager and Vice President and provide other management services to Greektown Superholdings. However, on June 7, 2010, WG-Michigan withdrew its application to the MGCB for approval to provide management services to Greektown Superholdings and the WG Consulting Agreement was terminated. For an undetermined amount of time, our business will continue to be managed solely by our internal management team, led by Clifford J. Vallier.

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

           We were required, by February 28, 2011, to propose a substitute manager to the City of Detroit for approval by Detroit’s mayor and city council (which approval shall not be unreasonably withheld by the mayor or the city counsel). However, the Company was granted a 90 day extension to complete the process.  On March 22, 2011 the Company announced that it had extended an offer to Michael Puggi of the position of President and Chief Executive Officer of Greektown.  The offer is subject to the negotiation and execution of a mutually agreeable employment agreement and approval of Mr. Puggi by the Michigan Gaming Control Board and the City of Detroit.  We cannot assure you that we will be able to obtain the necessary approval from the MGCB, any applicable approval from the City of Detroit, or that obtaining such approvals will not result in an adverse expense or delay.

           We do not maintain any key person life insurance policies on any of our executive officers. Though we will attempt to hire and/or contract with additional qualified personnel or fill vacated positions as determined to be necessary to our operations, there can be no estimate as to the time frame it will take to complete these actions. Any delays could have a materially negative impact on our operations and financial results.

           Our business and result of operations could be adversely affected by weather-related factors and seasonality.

           Our results of operations may be adversely affected by weather-related and seasonal factors. Our gaming operations are affected by the weather. We have experienced downturns in customer volume during the summer months and increases in volume during winter months, although we do experience lower volume during winter storms. Adverse weather conditions in the Detroit metropolitan area may discourage potential customers from visiting us. We believe we have also experienced downturns in customer volume as a consequence of nearby road repairs and construction, which generally occur in the spring, summer and fall, as well as various sporting or entertainment events in downtown Detroit.

           We are subject to non-gaming regulation, and any instances of non-compliance with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

           We are subject to certain federal, state and local environmental laws, regulations and ordinances that apply to non-gaming businesses generally, including the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Under various federal, state and local laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of hazardous or toxic substances or wastes. In addition, if we discover any significant environmental contamination affecting any of our properties, we could face material remediation costs or additional development costs for future expansion activities. The existence or discovery of an environmental hazard on any of our properties could have a significant adverse effect on our business, results of operations, financial condition and cash flows.

           Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Treasury Department require us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. U.S. Treasury Department regulations also require us to report certain suspicious activity, including any transaction that exceeds $5,000 if we know, suspect or have reason to believe that the transaction involves funds from illegal activity or is designed to evade federal regulations or reporting requirements. Substantial penalties can be imposed against us if we fail to comply with these regulations.

           We are also subject to a variety of other federal, state and local laws and regulations, including those relating to zoning, construction, land use, employment, advertising and the sale of alcoholic beverages. If we are not in compliance with these laws and regulations, it could have a material adverse effect on our business, financial condition and results of operations.

           The imposition of a substantial penalty or the loss of service of a gaming facility for a significant period of time could have a material adverse effect on our business.

           We are or may become involved in legal or regulatory proceedings that if adversely adjudicated or settled, could impact our financial condition.

           From time to time, we are defendants in various lawsuits and gaming regulatory proceedings relating to matters incidental to our business. For example, On December 11, 2007, the Company entered into an Acknowledgement of Violation (AOV) with the Michigan Gaming Control Board. The AOV included four complaints addressing procurement, kiosks, electronic gaming device meters, and signage. Under the terms of the AOV, a total fine of $0.8 million was assessed, of which $0.3 million was immediately payable and $0.5 million would not be an obligation unless the Company commits similar violations for three years. As no further violations have occurred since the date the AOV was signed, the three year AOV period ended at December 31, 2010. Contingent fines for similar future violations could be higher. The nature of our business also subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, Native American tribes and others in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome of these matters and in general, litigation can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

           Our revenues may be negatively impacted by volatility in our hold percentage. Our revenues may be further adversely affected by high-end players’ winnings.

           Casino revenue is recorded as the difference between gaming wins and losses or net win from gaming activities. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our slot machines and table games and all other games we provide to our customers. We use the hold percentage as an indicator of a game’s performance against its expected outcome. Although each game generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. The hold percentage and actual outcome on our games can be impacted by errors made by our employees, the number of games played, faults within the computer programs that operate our slot machines and the random nature of slot machine payouts. If our games perform below their expected range of outcomes, our cash flow may suffer. In addition, although not the major focus of our marketing efforts, we have selectively targeted high-end players.

Should one or more of these high-end players win large sums in our casino, or should a material amount of credit extended to players not be repaid, our revenues could be adversely affected.

           Work stoppages and other labor problems could have an adverse effect on our business.

           The collective bargaining agreements for the Detroit Casino Council and the International Union, Security, Police, Fire Professionals of America are effective until October 16, 2011 and June 12, 2012, respectively.  Approximately 79% of our workforce was unionized as of December 31, 2010.  A lengthy strike or work stoppage at our casino or increases in our labor costs resulting from any new agreement could have an adverse effect on our business and results of operations.

           Our insurance coverage may not be adequate to cover all possible losses we could suffer, and, in the future, our insurance costs may increase significantly or we may not be able to obtain the same level of insurance coverage.

           We may suffer damage to our property caused by a casualty loss (such as fire, natural disasters, acts of war or terrorism), that could severely disrupt our business or subject us to claims by third parties who are injured or harmed. Although we maintain insurance customary in our industry (including property, casualty, terrorism and business interruption insurance), that insurance may not be adequate or available to cover all the risks to which our business and assets may be subject. The lack of sufficient insurance for these types of acts could expose us to heavy losses if any damages occur, directly or indirectly, that could have a significant adverse impact on our operations.

           We renew our insurance policies on an annual basis. If the cost of coverage becomes too high, we may need to reduce our policy limits or agree to certain exclusions from our coverage in order to reduce the premiums to an acceptable amount. Among other factors, homeland security concerns, other catastrophic events or any change in the current U.S. statutory requirement that insurance carriers offer coverage for certain acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future we may elect to not, or may not be able to, obtain any coverage for losses due to acts of terrorism.

           Some of our material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these agreements, which, depending on the nature of the agreement, could cause cross-defaults to other agreements, any of which could materially and adversely affect our business and results of operations.

Risks Related to our Emergence from Bankruptcy

           Certain contingent claims against the Debtors in bankruptcy remain outstanding and additional claims may be filed and are subject to adjustment before we are able to satisfy such claims.

           A number of contingent claims were filed against the Debtors in their bankruptcy proceedings. The deadline to file administrative claims, professional claims and substantial contribution claims occurred on August 14, 2010. In particular, the Debtors engaged Moelis & Company, LLC (“Moelis”) to act as investment banker as part of the bankruptcy reorganization process. Moelis has asserted a claim for $12.9 million in fees and expenses of which approximately $3 million was paid prior to the Effective Date. The Company believes such amount substantially exceeds the amount to which Moelis is entitled under its engagement letter. The Company has filed an objection to Moelis & Company LLC’s administrative claim, and scheduling of a hearing on that matter before the United States Bankruptcy Court for the Eastern District of Michigan is pending.  Additionally, certain parties to contracts entered into prior to the commencement of the Debtors’ bankruptcy proceedings have asserted claims alleging that the Company assumed those contracts and is responsible for amounts necessary to cure prepetition defaults under such contracts. The Company may become involved in disputes over the nature and amount of such claims. To the extent that these claims are allowed by the Bankruptcy Court in amounts greater than anticipated, the amount of capital that we will have to operate and conduct our business will be reduced and could have a material adverse effect on our financial condition.

Our historical consolidated financial information will not be comparable to financial information for future periods due to our emergence from bankruptcy.

During the course of the Chapter 11 proceedings, our financial results were volatile as asset impairments, government regulations, reductions in discretionary consumer spending as a result of the downturns in the general economy, bankruptcy professional fees, contract terminations and rejections and claims assessments, among other things, significantly impacted our consolidated financial statements. The amounts reported in consolidated financial statements subsequent to our emergence from bankruptcy will materially change relative to historical consolidated financial statements.

Our future financial condition and results of operations will be affected by the adoption of fresh start accounting.

As a result of the bankruptcy reorganization, we have, as of the Effective Date, adopted “fresh start accounting” as prescribed in accordance with the Reorganizations topic of the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “ASC”). Accordingly, our assets and liabilities have been adjusted to fair value, and certain assets and liabilities not previously recognized in our financial statements have been recognized under fresh start accounting. Our reported assets and liabilities at June 30, 2010 give effect to the adjustments resulting from the adoption of fresh start accounting. Accordingly, our financial condition and results of operations from and after the Effective Date are not comparable to the financial condition and results of operations reflected in our historical consolidated financial statements.

We are subject to certain potential tax liabilities

The Company has an estimated liability for 2010 Michigan business taxes of approximately 0.3 million and an estimated income tax contingency of $8.9 million related to certain potential taxes that could be assessed in connection with the enactment of the Plan. In addition, in connection with the emergence from bankruptcy, the Company has uncertainties regarding state tax attributes that could have a material impact on deferred taxes recorded in the consolidated balance sheet.  The Company requested a ruling from the Michigan Department of Treasury regarding certain potential  tax liabilities under the Michigan Business Tax (principally related to the survival of certain Michigan tax attributes such as net operating loss carryforwards and the tax basis of assets) arising from the June 30, 2010 restructuring transactions.  The Company failed to receive a favorable ruling.  In response, the Company has asked the Bankruptcy Court to issue a determination as to these matters. A hearing on the Company’s request for a determination was held on March 21, 2011, at which time the Bankruptcy Court requested that the parties submit further briefing.

We cannot be certain that the Chapter 11 proceedings will not adversely affect our operations going forward.

Although we have emerged from bankruptcy upon consummation of the Plan, we cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from suppliers, hedging counterparties and others and to attract and retain customers. The failure to obtain such favorable terms and retain customers could adversely affect our financial performance.

The indenture governing the New Senior Secured Notes and the credit agreement governing our Revolving Loan impose significant operating and financial restrictions on us and our restricted subsidiaries, which may prevent us from capitalizing on business opportunities.

           The indenture governing the New Senior Secured Notes and the credit agreement governing our Revolving Loan impose significant operating and financial restrictions on us and our restricted subsidiaries. These restrictions limit our ability, among other things, to:

● pay dividends, redeem stock or make other distributions or restricted payments;

● incur indebtedness or issue preferred shares;

● create liens;

● enter into sale-leaseback transactions;

● agree to dividend or payment restrictions affecting the restricted subsidiaries;

● consolidate or merge;

● sell or otherwise transfer or dispose of substantially all of the properties or assets of Greektown Superholdings and our restricted subsidiaries;

● enter into transactions with our affiliates;

● make certain investments, including in unrestricted subsidiaries;

● change our line of business;

● designate our subsidiaries as unrestricted subsidiaries;

● make payments for consent; and

● use the proceeds of permitted sales of our assets.

           As a result of these covenants and restrictions, we and our restricted subsidiaries are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above, including our failure as a result of events beyond our control, could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected. Our assets and cash flow would likely be insufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our Revolving Loan or other indebtedness secured by first-priority liens, the holders of such debt could proceed against the collateral securing that indebtedness.

In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

           General economic conditions, industry conditions and other events beyond our control may impact our ability to comply with the above provisions. As a result, we cannot assure you that we will be able to comply with these covenants

           To service our indebtedness, we require a significant amount of cash, our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

           Our ability to make scheduled payments on and to refinance our indebtedness, including the New Senior Secured Notes, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic and competitive conditions and to certain financial, competitive, business, legislative, regulatory and other factors that are beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, including the New Senior Secured Notes, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness  will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own the land on which Greektown Casino (including the Expanded Complex) is located through Greektown LLC, except with respect to a portion of the Expanded Complex known as the St. Mary’s School Building which we lease from Adam J. Maida, Roman Catholic Archbishop of the Archdiocese of Detroit. We also own various parking lots and garages that we own through Greektown LLC, Contract Builders or Realty Equity. We believe that all of our current facilities are in good condition and are suitable and adequate for the purposes for which they are used.

In the past, we have also entered into non-cancelable operating leases, primarily for office and for warehouse space, equipment and vehicles; certain of these leases include escalation clauses relating to the Consumer Price Index, utilities, taxes and other operating expenses. Rental expense under these agreements for the year ended December 31, 2010 was $0.1 million.

We lease certain portions of our owned facilities to third parties under operating leases, primarily for retail use. Rental income under these leases for the year ended December 31, 2010 was $0.5 million.

ITEM 3, LEGAL PROCEEDINGS

As part of the bankruptcy reorganization process, the debtors engaged Moelis & Company LLC to act as investment banker.  Moelis & Company LLC’s engagement letter provides for a success fee if certain requirements are met.  Moelis & Company LLC asserted an administrative claim for fees and expenses totaling approximately $12.9 million, of which approximately $3 million was paid prior to the effective date of the reorganization.  The Company believes such amount substantially exceeds the amount to which Moelis is entitled under its engagement letter.  The Company has filed an objection to Moelis & Company LLC’s administrative claim, and scheduling of a hearing on that matter before the United States Bankruptcy Court for the Eastern District of Michigan is pending.

The Company requested a ruling from the Michigan Department of Treasury regarding certain potential  tax liabilities under the Michigan Business Tax (principally related to the survival of certain Michigan tax attributes such as net operating loss carryforwards and the tax basis of assets) arising from the June 30, 2010 restructuring transactions.  The Company failed to receive a favorable ruling.  In response, the Company has asked the Bankruptcy Court to issue a determination as to these matters. A hearing on the Company’s request for a determination was held on March 21, 2011, at which time the Bankruptcy Court requested that the parties submit further briefing.

The Company is a defendant in various other pending litigations. In management’s opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No established public trading market exists for the Company’s common equity. There are no current plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in the Company’s equity.

Holders

As of December 31, 2010, the Company had five, zero, seventeen, three, one, and two holders of record of its Series A-1  Common Stock, Series A-2 Common Stock, Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-1 Preferred Warrants, and Series A-2 Preferred Warrants, respectively.

Dividends

We have never paid a dividend and do not anticipate paying one in the foreseeable future. The Company may not pay any dividends unless such dividends are approved by, and issued in compliance with the regulations and restrictions imposed by, the MGCB.

For information relating to Stock Based Compensation, see Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management.

For additional information relating to Common Stock, Preferred Stock, and Preferred Warrants, see Part III, Item 8 – Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements, and the accompanying notes presented in Item 8 of this report. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which reflect management’s opinions only as of the date hereof.

Background and Overview

Greektown Superholdings was incorporated under the laws of the State of Delaware on March 17, 2010. Greektown Superholdings was formed to hold, directly and indirectly through Greektown Sub, all outstanding membership interests of Greektown LLC, as of the effective date of its emergence from bankruptcy protection. Through Greektown LLC, we own and operate Greektown Casino. Greektown Casino opened in November 2000 in downtown Detroit. In February 2009, Greektown Casino completed its Expanded Complex at a cost of approximately $336.3 million. Greektown Casino is one of only three commercial casinos licensed to operate in Michigan and our Expanded Complex offers a full range of gaming, dining and entertainment alternatives, including:

●
approximately 100,000 square-feet of gaming space  with 2,600 slot machines and 67 table games, including an approximately 12,500 square-foot salon dedicated to high-limit gaming and the largest live poker room in the Metro Detroit Gaming Market (as defined below);

●	approximately 2,810 attached and 1,750 unattached parking spaces, including over 600 parking spaces for valet parking services;

●	10,000 square feet of convention space;

●	a 400-room hotel;

●	four restaurants, including a 180-seat “International Buffet”;

●	several food outlets on the gaming floor; and

●	eight bars and two entertainment facilities.

Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and six interstate highways passing through downtown Detroit. We estimate that Greektown Casino attracts approximately 17,200 patrons per day on average, and we believe a significant number of these patrons make regular visits to our property. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors. From inception we had approximately 1.3 million people in our database for Club Greektown. As of December 31, 2010, approximately 154,000 of the people in our database had visited Greektown Casino during the preceding three months. We believe the gaming market in the Detroit area, which consists of three commercial casinos in Michigan (the “Detroit Commercial Casinos”); together with the commercial casino in Windsor, Ontario (the “Metro Detroit Gaming Market”) is primarily a “drive-to” gaming market, with over 95% of our patrons residing within 100 miles of Greektown Casino.

The following significant factors and trends should be considered in analyzing our operating performance:

Economic Downturn: Our business has been and may continue to be adversely affected by the economic downturn currently being experienced in the United States, and more particularly in the Detroit metropolitan area, as we are highly dependent on discretionary spending by our patrons. Factors such as increased unemployment, population decline, the current housing market crisis, the current credit crisis, perceived or actual decline in disposable consumer income and wealth, the recent global economic recession and changes in consumer confidence in the economy may continue to reduce customer demand for the leisure activities we offer and may continue to adversely affect our business. More specifically, the economic downturn has impacted the automotive industry in the United States as much as, if not more than, other similarly situated sectors of the U.S. economy. As many of the manufacturers of automobiles and automobile parts and components are based in Detroit or the Detroit metropolitan area, we believe that our geographic location may be susceptible to continuing volatility in the automotive industry. However, commencing in late 2010, the automotive industry has begun showing signs of improvement.

Chapter 11 Reorganization Efforts: During the pendency of our bankruptcy, we implemented a number of business improvement initiatives that we believe have and will continue to result in improved operating performance for our business. The following discusses the most significant business improvement initiatives that have been implemented since the Petition Date:

●
Completion of the Expanded Complex:  We believe that the finalization of the construction of the Expanded Complex, and the resolution of construction-related issues, has had a favorable impact on our results of operations. The Expanded Complex includes our 400 room hotel that opened in February 2009. We also opened several additional food and beverage outlets, such as the International Buffet.

●
Other Business Improvement Initiatives: We have implemented a number of business improvement initiatives (marketing and operational), which we believe will result in improved revenue and profitability for our business, including the remodeling of the high-limit gaming area, purchase of additional slot machines, the remodeling of the valet parking entrance, and replacement of the carpet throughout the entire casino. We have also instituted a number of cost-saving initiatives, including headcount and salary reductions to our associates, the rejection or re-negotiation of various contracts as part of our reorganization and the implementation of several successful promotional campaigns and other marketing initiatives by Greektown Casino.

Competition: As we face significant competition principally from two other casinos in Detroit, MGM Detroit and MotorCity (collectively with Greektown Casino, the “Detroit Commercial Casinos”), as well as Caesars Windsor, which is located directly across the Detroit River from Detroit. MGM Detroit, MotorCity and Caesars Windsor may each have greater name recognition and financial, marketing and other resources than we do, and all three casinos completed major renovations/expansion projects in the past few years that have the potential to greatly increase their respective market share of the Metro Detroit Gaming Market. The Metro Detroit Gaming Market experienced an overall gross gaming revenue increase in 2010 of approximately $38.4 million or 3% compared to 2009.

In addition, we compete with other gaming facilities throughout Michigan and surrounding states as well as nationwide, including casinos located on Native American reservations and other land-based casinos. Twenty one Native American-owned casinos are currently operating in western, central and northern Michigan, the closest of which is 113 miles from Greektown.

We also compete, to some extent, with other forms of gaming on both a local and national level, including State of Michigan-sponsored lotteries, Internet gaming, on- and off-track wagering, card parlors, and charity casinos. The expansion of legalized gaming to new jurisdictions throughout the United States also has increased competition faced by us and will continue to do so in the future. Additionally, if gaming facilities in our markets were purchased by entities with more recognized brand names and capital, or if gaming were legalized in jurisdictions near our property where gaming currently is not permitted, we would face additional competition. For example, on November 3, 2009, a casino initiative passed in the State of Ohio authorizing casino-style gaming at four locations within the State: Cincinnati, Cleveland, Columbus and Toledo. We anticipate that they will compete with the Detroit Casinos, particularly the Toledo casino, which is in close proximity to the City of Detroit and southern Michigan and whose construction began in August, 2010 with an expected opening date in the first half of 2012.

Business Seasonality: Our gaming operations are affected by the weather. We have experienced downturns in customer volume during the summer months and increases in volume during winter months, although we do experience lower volume during winter storms. These seasonal and adverse weather conditions in the Detroit metropolitan area may discourage potential customers from visiting us. We believe we have also experienced downturns in customer volume as a consequence of nearby road repairs and construction, which generally occur in the spring, summer and fall, as well as during various sporting or entertainment events in downtown Detroit.

Debt and Interest Expense: At December 31, 2010 and 2009, debt was $385 million and $717 million, respectively. Upon emerging from bankruptcy on June 30, 2010, and based on the plan of reorganization, a series of restructuring transactions were executed, as such, the Company’s debt structure was amended, please see Item 1 – “Business.” During the successor six months ended December 31, 2010, predecessor June 30, 2010, and predecessor year ended December 31, 2009, interest expense was $25.4 million, $37.5 million, and $69.8 million, respectively.

Presentation and Basis of Accounting

Effective July 1, 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “FASB ASC”), and the FASB ASC became the single official source of authoritative, nongovernmental GAAP. The historical GAAP hierarchy was eliminated and the FASB ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. The FASB ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the FASB ASC was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial position, results of operations and cash flows.

As previously discussed, on May 29, 2008, the Debtors filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The Consolidated Financial Statements for the six months ended June 30, 2010 and the year ended December 31, 2009 presented in this report have been prepared in accordance with the Reorganizations topic of the FASB ASC and on a going-concern basis which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

The Reorganizations topic of the FASB ASC as applied to companies operating in Chapter 11 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business must be reported separately as reorganization items in the statement of operations for the six months ended June 30, 2010 and the year ended December 31, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows. The Debtors adopted the provisions of the Reorganizations topic of the FASB ASC applicable to companies operating in Chapter 11 effective on May 29, 2008, and have segregated those items as outlined above for all reporting periods subsequent to May 29, 2008.  The terms of the Litigation Trust require the Company to fund $10.0 million in four equal quarterly installments of $2.5 million. As of December 31, 2010, restricted cash consisted of $5.0 million, representing the first two required quarterly installments, which were funded into a segregated bank account in accordance with the terms of the Litigation Trust. The Company has two remaining quarterly distributions to make aggregating $5.0 million. The entire litigation trust liability of $10.0 million was included as a current liability in the balance sheet as of December 31, 2010.

Key Financial Statement Terms

Revenues

Our gross revenues are derived from casino revenues, food and beverage revenues, hotel revenues and other revenues. Our largest component of revenues is casino revenues, which represented approximately 89.9% of our total gross revenues for the successor six months ended December 31, 2010 and 90.1% of our gross revenues for the predecessor six months ended June 30, 2010. Gross casino revenues are comprised of revenues from our slot machines (which was the source of approximately 87.8% of total gross casino revenues for successor six months ended December 31, 2010 and 88.4% of total gross casino revenues for the predecessor six months ended June 30, 2010) and table games, and are calculated as the difference between the amount wagered and the amount paid to customers from gaming activities.

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

The following table reflects the composition of gross casino revenues for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009.

	Successor	Predecessor
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
		(In thousands)
	2010	2010	2009
Gross casino revenue:
Slot machines	$144,416	$153,366	$290,628
Table games	26,834	27,597	57,508
Participation and club expenses	(6,857)	(7,400)	(15,258)

Total Gross casino revenue	$164,393	$173,563	$332,878

Percent of Gross casino revenue
Slot machines	87.8%	88.4%	87.3%
Table games	16.3%	15.9%	17.3%
Participation and club expenses	-4.1%	-4.3%	-4.6%

Total Gross casino revenue	100.0%	100.0%	100.0%

Other principal components of our revenues are our food and beverage revenue and hotel revenue, each of which is affected by customer volume and price.

	Successor	Predecessor
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
		(In thousands)
	2010	2010	2009
Gross Food and beverage and Hotel revenue:
Food and beverage	$11,164	$11,924	$22,524
Hotel	4,675	4,628	7,880

Total Gross revenue	$15,839	$16,552	$30,404

Percent of Food and beverage and Hotel revenue:
Food and beverage	6.1%	6.2%	6.1%
Hotel	2.6%	2.4%	2.1%

Total Gross revenue	8.7%	8.6%	8.2%

Promotional Allowances

Our gross revenues are reduced by promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of food, beverage and other complimentary items furnished to customers without charge.

Direct Operating Expenses

Direct operating expenses are those that directly relate to our gaming, food and beverage and hotel operations. The following table illustrates the composition of direct operating expenses and their relationships to net revenues for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009.

	Successor	Predecessor
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2010	2010	2009
		(In thousands)

Direct operating expenses:

Casino	$39,857	$41,066	$76,913

Gaming taxes	36,065	38,469	75,635

Food and beverage	8,272	7,176	14,998

Hotel	4.380	4,397	6,590

Depreciation and amortization	20,257	10,488	18,574

Total direct operating expenses	$108,831	$101,596	$192,710

Relationship to net revenues:

Casino	24.7%	24.3%	23.2%

Gaming taxes	22.4%	22.8%	22.8%

Food and beverage	5.1%	4.2%	4.5%

Hotel	2.7%	2.6%	2.0%

Depreciation and amortization	12.6%	6.2%	5.6%

Total direct operating expenses as a percentage of net revenues	67.5%	60.1%	58.1%

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

Depreciation and amortization. Depreciation and amortization expenses consist primarily of the depreciation expense related to our gaming buildings and improvements, our gaming equipment and furnishings, our non-gaming buildings and improvements and our non-gaming office furniture and equipment. Refer to Note 2—Summary of Significant Accounting Policies and Note 4— Property, Building, and Equipment to the Consolidated Financial Statements as of December 31, 2010 and 2009 as presented in Item 8 of this report for additional details regarding our property, plant and equipment and depreciation policies.

Indirect Operating Expenses

Indirect operating expenses consist predominantly of general overhead expenses that support our overall business, including marketing, advertising and entertainment, non-hotel facilities expenses and other general and administrative expenses. The following table illustrates the composition of indirect operating expenses and their relationships to net revenues for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and the predecessor year ended December 31, 2009.

	Successor	Predecessor
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2010	2010	2009
		(In thousands)
Other operating expenses:
Marketing advertising and entertainment	$3,149	$4,146	$8,586
Facilities	9,984	9,689	18,189
General and administrative	19,310	21,437	41,554
Other	120	105	488
FPG Success fee	-	-	6,240
Pre-opening expenses	-	-	1,043
City of Detroit settlement agreement	-	-	16,629

Total other operating expenses	$32,563	$35,377	$92,729

Relationship to net revenues:
Marketing advertising and entertainment	2.0%	2.5%	2.6%
Facilities	6.2%	5.7%	5.5%
General and administrative	12.0%	12.7%	12.5%
Other	0.1%	0.1%	0.1%
FPG Success fee	0.0%	0.0%	1.9%
Pre-opening expenses	0.0%	0.0%	0.3%
City of Detroit settlement agreement	0.0%	0.0%	5.0%

Total other operating expenses	20.3%	21.0%	27.9%

Marketing, advertising and entertainment. Marketing, advertising and entertainment expenses primarily reflect the costs of mass media advertising, including television, radio and billboards.

Facilities. Facility expenses consist of cleaning and maintaining our non-hotel properties, valet parking, the Private Branch Exchange (PBX) department which services the Company’s private telephone network and wardrobe department, the payroll and benefits to support these activities and casino utilities.

General and administrative. General and administrative expenses include the costs of insurance, property taxes, regulatory fees paid to support the MGCB, tribal management fees of the predecessor, management fees of the successor, bonuses paid under union contracts, leases associated with various parking lots, rent, professional fees, donations and various employee costs relating to executives, security, compliance, finance, purchasing, human resources and information technology departments.

Other indirect operating expenses. Other indirect operating expenses are primarily costs associated with maintaining the various retail parking spaces and garages, including utilities and maintenance, related to rental income.

Consulting Company Success Fees. As discussed earlier in Item 1—“Business” Greektown LLC entered into the Fine Point Consulting Agreement with Fine Point dated December 31, 2008. Pursuant to the Fine Point Consulting Agreement, Fine Point was paid a monthly fee of $150,000 plus expenses for its consulting services, as well as quarterly success fees, which were conditioned upon Greektown LLC exceeding certain established financial performance goals provided in the Fine Point Consulting Agreement. The agreement expired as of December 31, 2009 and was not renewed. Refer to Note 11— Related Party Transactions to the Consolidated Financial Statements as of December 31, 2010 as presented in Item 8 of this report.

Pre-opening expenses. Pre-opening expenses consist primarily of start-up labor, training, marketing, and advertising related to the hotel that was incurred prior to its opening in February 2009.

           City of Detroit settlement. As more fully described in “Michigan Gaming Taxation and Fees”, Item 1—“Business” and elsewhere in this report, the Amended Settlement Agreement obligated the Debtors to pay a one-time Settlement Payment of $16.6 million (prior to application of the Settlement Credit of $3.5 million) to the City of Detroit in satisfaction of any claims of default under the Development Agreement by the City of Detroit. The Settlement Payment was expensed in its entirety by Greektown Holdings during the year ended December 31, 2009.

Reorganization Expenses

Reorganization expenses consist predominantly of gains from the settlement of liabilities subject to compromise and fair value adjustments recorded in connection with fresh start accounting net of fees paid to restructuring professionals, as well as other costs directly associated with the bankruptcy process. The following table illustrates the composition of reorganization expenses and the total net gain (loss) on reorganization items and fresh start adjustments to net revenues for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009.

	Successor	Predecessor
	Six Months Ended December 31,	Six Month Ended June 30,	Year Ended December 31,
	2010	2010	2009
		(In thousands)
Non-cash reorganization items and fresh start adjustments:
Discharge of liabilities subject to compromise	$2,100	$130,937	$-
Revaluation of assets and liabilities	-	190,018	-

Total non-cash reorganization items and fresh start adjustments	$2,100	$320,955	$-

Reorganization expenses:
Legal professional fees	$(770)	$(12,336)	$(15,106)
Consulting professional fees	(764)	(6,758)	(13,478)
U.S. Trustee fees and other expenses	(249)	(509)	(127)

Total reorganization expenses	$(1,783)	$(19,603)	$(28,711)

Net gain (loss) on reorganization items and fresh start adjustments	$317	$301,352	$(28,711)

Relationship to net revenue:
Net gain (loss) on reorganization items and fresh start adjustments	0.2%	178.3%	-8.7%

Other Expenses

Other expenses consist primarily of interest on our indebtedness and the amortization of deferred financing costs. The following table illustrates the components of other income (expense) and their relationships to net revenues for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009.

	Successor	Predecessor
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2010	2010	2009
		(In thousands)
Other income (expense):
Interest expense	$(25,425)	$(37,489)	$(69,827)
Amortization of finance fees and accretion of discount on senior notes	(3,293)	(2,079)	(12,923)
Other	(21)	(298)	163
Total income (expenses):	$(28,739)	$39,866	$(82,587)

Relationship to net revenue:
Interest expense	-15.8%	-22.2%	-21.1%
Amortization of finance fees and accretion of discount on senior notes	-2.0%	-1.2%	-3.9%
Other	0.0%	-0.2%	0.0%
Total other income (expenses):	-17.8%	-23.6%	-25.0%

Provision for Income Taxes

The provision for income taxes reflects our current and deferred provisions, which is considered an income tax under the Income Taxes topic of the FASB ASC. The following table illustrates the components of the provision for the income taxes and their relationships to net revenues for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009.

	Successor	Predecessor
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2010	2010	2009
		(In thousands)
Provision for income taxes:
Tax (expense) – current	$(1,585)	$(1,248)	$(1,117)
Tax (expense)/benefit – deferred	(3,562)	(1,350)	305

Relationship to net revenue:
Tax (expense) – current	-1.0%	-0.7%	-0.3%
Tax (expense)/benefit – deferred	-2.2%	-0.8%	0.1%
Total	-3.2%	-1.5%	-0.4%

Refer to Note 2— Summary of Significant Accounting Policies to the Consolidated Financial Statements and Note 10 “Income taxes” presented in Item 8 “Financial Statements and Supplementary Data” of this report.

Results of Operations

The following is a discussion of the principal trends in our operating performance for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor years ended December 31, 2009.

Periods Ended December 31, 2010 Compared to December 31, 2009

Overview. The consolidated financial statements of the Company for the six months ended December 31, 2010, are not comparable to the consolidated financial statements of the predecessor six months ended June 30, 2010 and year ended December 31, 2009, due to the effects of the fresh start accounting and plan of reorganization.

Net revenues. Net revenues for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, was $161.1 million, $169.0 million, and $331.6 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, and our ability to attract customers in the Detroit Commercial Market. Casino revenue represented 89.9%, 90.1%, and 90.4% of gross revenues for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and year ended December 31, 2009, respectively. Table games as a percentage of gross casino revenue were 16.3%, 15.9%, and 17.3% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. In addition, promotional allowance as a percentage of gross revenue was 11.9%, 12.2%, and 9.9% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively, resulting from enhanced promotional offers to our patrons in order to retain market share in light of enhanced competitive conditions in the Detroit, Michigan gaming market.

           Direct operating expenses. Direct operating expenses as a percentage of net revenue were 67.6%, 60.1%, and 58.1% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively.  The following is a discussion of the principal drivers of trends in direct operating expenses:

●
Casino expenses. Casino-related expenses as a percentage of net revenue were 24.7%, 24.3%, and 23.2% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. The increase in casino expenses as a percentage of net revenue during the successor and predecessor periods of 2010, as compared to 2009 primarily relates to increases in casino payroll costs, and postage expense incurred related to promotions and advertisements to patrons. In addition, the Company wrote-off $1.8 million related to a marker receivable from a customer during the predecessor six months period ended June 30, 2010.

●
Gaming taxes. Gaming taxes as a percentage of net revenue were 22.4%, 22.8%, and 22.8% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. Gaming taxes as a percentage of revenue remained consistent during the successor and predecessor periods of 2010, as compared to 2009.

●
Food and beverage expenses. Food and  beverage expenses as a percentage of net revenue were 5.1%, 4.2%, and 4.5% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. The increase in food and beverage expenses during the successor and predecessor periods 2010, as compared to 2009 was primarily due to an increase in payroll compensation expenses, as union employees received a pay rate increase, under the terms of the collective bargaining agreements in the fourth quarter of 2010.

●
Hotel expenses. Hotel expenses as a percentage of net revenue were 2.7%, 2.6%, and 2.0% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. The increase in hotel expenses as a percentage of net revenue during the successor and predecessor periods 2010, as compared to 2009 primarily related to the hotel being completed and opened in February 2009, resulting in operating costs being incurred. Additionally, the increase in hotel expenses as a percentage of net revenue during successor six months ended December 31, 2010, as compared to predecessor six months ended June 30, 2010 was primarily related to an increase in payroll compensation expenses, as union employees received a pay rate increase, under the terms of the collective bargaining agreements in the fourth quarter of 2010.

●
Depreciation and amortization expense.  Depreciation and amortization expense as a percentage of net revenue were 12.6%, 6.2%, and 5.6% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. The increase in depreciation and amortization expense as a percentage of net revenue during the successor and predecessor periods 2010, as compared to 2009, primarily related to the completion of the construction of the Company’s hotel asset, which was not completely placed into service from construction-in-process until February of 2009, revaluation of fully depreciated assets, as a result of our emergence from bankruptcy on June 30, 2010, as well as the amortization of the rated player relationships asset of $7.0 million.

Indirect operating expenses. Indirect operating expenses as a percentage of net revenue were 20.3%, 21.0%, and 27.9% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively.  The following is a discussion of the principal drivers of trends in indirect operating expenses:

●
Marketing, advertising and entertainment. Marketing, advertising and entertainment expenses as a percentage of net revenue were 2.0%, 2.5%, and 2.6% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. The decrease in marketing, advertising and entertainment expenses as a percentage of net revenue during the successor and predecessor periods 2010, as compared to 2009, primarily related to a decrease in TV and radio advertising costs, as the Company commenced a new marketing initiative during the successor six months period ended December 31, 2010.

●
Facilities. Facilities expenses as a percentage of net revenue were 6.2%, 5.7%, and 5.5% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. The increase in facilities expenses as a percentage of net revenue during the successor and predecessor periods 2010, as compared to 2009, are primarily due to an increase in union payroll, engineering department, and the environmental service costs.

●
General and administrative. General and administrative expenses as a percentage of net revenue were 12.0%, 12.7%, and 12.5% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. The increase in general and administrative expenses as a percentage of net revenue during the predecessor six month period ended June 30, 2010, as compared to predecessor year ended period December 31, 2009, is primarily related an increase in union payroll costs, legal costs, and human resource costs. The decrease in general and administrative expenses as a percentage of net revenue during the successor six month period ended December 31, 2010, as compared to predecessor six month period ended June 30, 2010, is primarily related to a decrease in contract employee service costs, and due to the Company receiving a reduction of property taxes for approximately $3.4 million during successor six month period ended December 31, 2010.

●
Other. Other expenses as a percentage of revenue were 0.1% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. Other expenses as a percentage of revenue remained consistent during the successor and predecessor periods of 2010, as compared to 2009; however, the other expenses decreased during the successor and predecessor periods of 2010, as compared to 2009, primarily due to the closing of the Gift Shop during the predecessor year ended December 31, 2009.

●
Consulting Company Success fees. Consulting company success fees as a percentage of revenue were 1.9% for predecessor year ended December 31, 2009, respectively. The decrease in consulting company success fees as a percentage of revenue during the successor and predecessor periods 2010, as compared to 2009, was related to the expiration of the management consulting contract during the predecessor year ended December 31, 2009.

●
Pre-opening expenses. Pre-opening expenses as a percentage of revenue were 0.0%, 0.0%, and 0.3% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. The decrease in pre-opening expenses as a percentage of revenue during the successor and predecessor periods 2010, as compared to 2009 was primarily reflecting the hotel opening in February 2009. All hotel related expenses from that point forward are reflected within hotel expense under direct operating expenses.

●
City of Detroit Settlement. City of Detroit settlement as a percentage of revenue were 0.0%, 0.0%, and 5.0% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. The decrease in the city of Detroit settlement as a percentage of net revenue during the successor and predecessor periods 2010, as compared to 2009, was related to the Amended Settlement Agreement which obligated the Debtors to pay a one-time Settlement Payment of $16.6 million (prior to application of the Settlement Credit of $3.5 million) to the City of Detroit in satisfaction of any claims of default under the Development Agreement by the City of Detroit. The Settlement Payment was expensed in its entirety by Greektown Holdings during the year ended December 31, 2009.

Reorganization gain (loss) expenses. Reorganization gain (loss) expenses as a percentage of net revenue were 0.2%, 178.3%, and (8.7%) for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. The gain from reorganization items during the successor period ended June 30, 2010 related to the settlement of liabilities subject to compromise and fair value adjustment partially offset by fees directly related to the bankruptcy.

Other expenses. Other expenses as a percentage of net revenue were 17.8%, 23.6%, and 25.0% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. The following is a discussion of the principal drivers of trends in other expenses:

●
Interest expense. Interest expense as a percentage of net revenue were 15.8%, 22.2%, and 21.1% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. Interest expense as a percentage of net revenue decreased during the successor and predecessor periods 2010, as compared to 2009, primarily due to the Company’s reduced debt load, in connection with the emergence from bankruptcy.

●
Amortization of finance fees and accretion of discount on senior notes. Amortization of finance fees and accretion of discount on senior notes as a percentage of net revenue were 2.0%, 1.2%, and 3.9% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. Amortization of finance fees and accretion of discount on senior notes expenses as a percentage of net revenue decreased during the successor and predecessor periods 2010, as compared to 2009, primarily as a result of lower capitalized financing fees related to the Exit Financing and the subsequent lower amortization of such fees.

Provision for income taxes. Provision for income taxes as a percentage of net revenue were 3.2%, 1.5%, and 0.2% for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. Provision for income taxes as a percentage of net revenue increased during the successor period 2010, primarily as a result of the recognition of a deferred tax liability related to indefinite lived intangibles assets.

Liquidity and Capital Resources

Overview

Our cash requirements have historically been for working capital, obligations under the Development Agreement, gaming taxes, debt service, the improvement of our facilities, including the Expanded Complex, the payment of management fees, tax distributions and, more recently, the funding of reorganization expenses associated with our bankruptcy. In connection with the reorganization, we are required to fund the Litigation Trust.  Management fees were discontinued with the termination of the management agreement as of December 31, 2009.

Cash and cash equivalents were $30.2 million and working capital was $8.7 million as of December 31, 2010.  We had $20 .0 million of available borrowings under our Revolving Loan at December 31, 2010. We borrowed $14.0 million under this agreement in 2011 to fund operating expenses, including the semi-annual interest payments under the notes of $25.1 million. The borrowings were subsequently repaid with cash generated from operating activities.

        The terms of the Litigation Trust require the Company to fund $10.0 million in four equal quarterly installments of $2.5 million. As of December 31, 2010, restricted cash consisted of $5.0 million, representing the first two required quarterly installments, which were funded into a segregated bank account in accordance with the terms of the Litigation Trust. The Company has two remaining quarterly distributions to make aggregating $5.0 million. The entire litigation trust liability of $10.0 million was included as a current liability in the balance sheet as of December 31, 2010.

Our cash flows for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009 consisted of the following:

	Successor	Predecessor
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2010	2010	2009
		(In thousands)
Cash flows:
Net cash provided by (used in) operating activities	$32,326	$(31,190)	$3,873
Net cash used in investing activities	(14,412)	(5,568)	(42,268)
Net cash provided by (used in) financing activities	(1,315)	24,662	40,055

Net increase (decrease) in cash and cash equivalents	$16,599	$(12,096)	$1,660

Net cash provided by operating activities. Net cash provided by operating activities increased for the successor six months ended December 31, 2010, as compared to the predecessor periods. The increase was primarily related to a decreased cash outflow for reorganization costs and interest payments, as reorganization payments were paid out during predecessor six months ended June 30, 2010. In addition, the City of Detroit settlement was paid out during the predecessor year ended December 31, 2009.

Net cash used in investing activities. Net cash used in investing activities decreased for the successor six months ended December 31, 2010, and predecessor six months ended June 30, 2010, as compared to predecessor year ended December 31, 2009,  primarily as a result of the Expanded Complex being completed during the Predecessor year ended December 31, 2009.

Net cash provided by financing activities. Net cash provided by financing activities decreased for the successor six months ended December 31, 2010, as compared to predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2010, primarily as a result of the reorganization of the Company’s capital structure and completion of the Expanded Complex, which resulted in decreased borrowings, partially offset by decreased payments on long-term debt, notes payable, and finance fees.

Exit Financing

           On the Effective Date, Greektown issued approximately $385 million of New Senior Secured Notes, which resulted in $362 million of net proceeds, and entered into the $30 million Revolving Loan, with initial borrowing availability of up to $20 million. Certain of the proponents of the Plan purchased, in the aggregate, $200 million of the New Senior Secured Notes, and the members of an ad hoc group of pre-petition secured lenders purchased, in the aggregate, $185 million of the New Senior Secured Notes. The net proceeds of the New Senior Secured Notes reflect a combination of a commitment fee and an original issue discount apply. Pursuant to a rights offering, on the Effective Date we issued shares of the A-1 Preferred and the A-2 Preferred, as well as the A-1 Preferred Warrants and the A-2 Preferred Warrants. These transactions raised $200 million in the aggregate and netted $196 million after application of a Put Premium, as discussed in to Item 8 – “Financial Statements and Supplemental Data” of this report.

Pre-petition and DIP Financing

In December 2005, we entered into a loan agreement (the “Pre-petition Credit Facility”) that provided for a $190 million term loan and a $100 million revolving credit facility and we issued $185 million of 10.75% Senior Notes due 2013 (the “Old Senior Notes”). In April 2007, we increased the availability under the revolving credit portion of the Pre-petition Credit Facility to $125 million. In April 2007, we also entered into a $37.5 million incremental delayed draw term loan to be drawn within one year. However, in connection with our temporary waiver agreement with the lenders under the Pre-petition Credit Facility, we agreed to reduce the commitments under the incremental delayed term loan to zero. As of the Effective Date, the Pre-petition Credit Facility was terminated and the Old Senior Notes were cancelled.

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

          For further detail regarding the Original DIP Facility and the Amended and Restated Original DIP Facility, see Note 6— Long-term Debt, Notes Payable, and Debtor in Possession Financing to the Consolidated Financial Statements as of December 31, 2009 and 2008 and the Three Years Ended December 31, 2009 as presented in Item 15 of this report.

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

           Borrowings under the Revolving Loan initially bear interest at an annual rate of LIBOR plus 3.50% or the higher of Comerica Bank’s prime reference rate and 3.25%.  Upon the Trappers Mortgage Release, the Revolving Loan will bear interest at an annual rate of LIBOR plus 1.75% (if the Leverage Ratio (as defined below) is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1) or at an annual rate of (a) the higher of (i) Comerica Bank’s prime reference rate and (ii) 2.50% minus (b) 0.50% (if the Leverage Ratio is greater than or equal to 4 to 1) or 1% (if the Leverage Ratio is less than 4 to 1).  There is a facility fee of 0.50% per annum on the aggregate revolving credit commitment amount payable quarterly in arrears commencing on July 1, 2010 (in respect of the prior fiscal quarter or portion thereof), and on the first day of each fiscal quarter thereafter.  There is also a non-refundable letter of credit fee of 3.50% per annum on the face amount of each letter of credit payable quarterly in advance.  Upon the Trappers Mortgage Release, the interest rate spread sbove LIBOR under the Revolving Loan drops to 1.75% (if the Leverage Ratio is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1).  “Leverage Ratio” means as of the last day of any fiscal quarter of the Company, the ratio of an amount equal to, on a consolidated basis, the sum of all of the funded debt of the Company and its subsidiaries as of such date, excluding all subordinated debt, to EBITDA (as defined below) for the four fiscal quarters then ending.  Adjustments to the interest rate and the applicable letter of credit fee rate are implemented quarterly based on the Leverage Ratio.

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

New Senior Secured Notes

           The New Senior Secured Notes mature on July 1, 2015.  The New Senior Secured Notes bear interest at a rate of 13.0% per annum. Interest on the New Senior Secured Notes is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2011.  Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months.

           The New Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture governing the New Senior Secured Notes, for any fiscal year commencing with the fiscal year beginning on the date of the Indenture and ending December 31, 2010.

           The New Senior Secured Notes are secured by a perfected lien and security interest on all the assets of Greektown and all its direct and indirect subsidiaries, excluding, among other things, our gaming license, junior only to the lien and security interest granted to lenders under the Revolving Loan. Subject to certain exceptions, the New Senior Secured Notes are also secured by a pledge of the membership interests and/or capital stock of Greektown Holdings and all its direct and indirect subsidiaries, junior only to the pledge of such interests to the lenders under the Revolving Loan.

           At any time prior to January 1, 2013, the Company may on any one or more occasions redeem all or a part of the New Senior Secured Notes, upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the New Senior Secured Notes redeemed, plus a specified premium as of, and accrued and unpaid interest and special interest, if any, to the date of redemption, subject to the rights of holders of New Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.  On or after January 1, 2013, the Company may redeem some or all of the New Senior Secured Notes at any time at the redemption prices specified in the Indenture plus accrued and unpaid interest and special interest, if any, to the applicable redemption date.

           The New Senior Secured Notes contain covenants limiting the ability of Greektown and/or its direct and indirect subsidiaries (and in certain instances Greektown Superholdings) to, among other things, (i) engage in businesses other than the operation of Greektown Casino; (ii) incur or guarantee additional indebtedness; (iii) create liens; (iv) make certain investments; (v) pay dividends on or make payments in respect of capital stock; (vi) consolidate or merge with other companies; (vii) sell certain assets; (viii) enter into transactions with affiliates; (ix) agree to negative pledge clauses and (x) enter into sales and leasebacks. Failure to comply with the covenants under the New Senior Secured Notes or the Revolving Loan could result in a default under the applicable documents unless Greektown obtains a waiver of, or otherwise mitigates, the default.

           The Indenture for the New Senior Secured Notes contains certain events of default, including (i) failure to pay principal, interest, fees or other amounts when due; (ii) breach of any covenants which are not cured within a stated cure period; (iii) default under certain other indebtedness; (iv) becoming subject to certain judgments; (v) failure to keep liens or security interests valid; (vi) certain events of bankruptcy or insolvency; (vii) impairment of any collateral to the loans; (viii) ceasing to own the casino complex; or (ix) loss of gaming or certain other licenses, or the legal authority to conduct gaming activities. A default could result in an acceleration of the New Senior Secured Notes and acceleration of amounts outstanding there under.

FUTURE CASH FLOWS

Contractual Obligations and Commercial Commitments

          As of December 31, 2010, the Company had the following contractual obligations and commercial commitments:

	Payment Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Exit Financing—New Senior Secured Notes (1)	$385,000	$—	$—	$385,000	$—
Interest on New Senior Secured Notes (2)	250,250	50,050	100,100	100,100	—
Exit Financing—Revolving Loan (3)	—	—	—	—	—
Payments to Unsecured Distribution Fund Under Plan (4)	5,000	5,000	—	—	—
Development Agreement (5)	*	*	*	*	*
Capital Lease Obligations (6)	8,708	336	672	672	7,028

Total	$648,958	$55,386	$100,772	$485,772	$7,028

(1)
With respect to principal amortization, Greektown Superholdings will be required to redeem the New Senior Secured Notes in an amount equal to 50% of Consolidated Excess Cash Flow (to be defined in the definitive documentation as EBITDA less capital expenditures, less cash interest expense, less cash tax expense) for such fiscal year, beginning with the fiscal year ending December 31, 2010. All such Consolidated Excess Cash Flow redemption payments are to be made at 103% of principal being repaid. We did not include anticipated principal amortization based on Consolidated Excess Cash Flow in this schedule as these amounts are conditioned on Greektown Superholdings achieving future EBITDA figures that are not determinable at this time. Rather, all principal amortization for purposes of this calculation is assumed to take place upon expiration of the New Senior Secured Notes five years from the Effective Date.

(2)	For the purposes of this calculation, interest payments were calculated by applying an interest rate of 13%, which is the rate of the New Senior Secured Notes.

(3)
For purposes of this calculation, we have assumed that the entire $30 million commitment amount has been drawn and that there are no amortization payments required with respect to the Revolving Loan. Amounts listed are based on the payment of the full commitment amount upon expiration of the Revolving Loan. We did not include anticipated interest on the Revolving Loan in this schedule as interest payments are based on amounts outstanding under the Revolving Loan which may vary and, therefore, such interest payments are not determinable at this time. Note that the Revolving Loan initially has availability of $20 million, and upon the

Trappers Mortgage Release, the amount available under the Revolving Loan will increase to $30 million
(4)
Pursuant to the Plan, Greektown Superholdings is required to fund $10 million in cash into the Unsecured Distribution Fund for distribution to Holders of Allowed General Unsecured Claims in the General Unsecured Classes as defined in the Plan in four equal installments of $2.5 million. The Company funded $5.0 million and included this amount as restricted cash as of December 31, 2010. The remaining $5.0 million will be funded in equal increments of $2.5 million in March 31, 2011 and June 30, 2011.

(5)
The Development Agreement requires us to pay the City of Detroit a daily fee in the amount of 1% of adjusted gross receipts, which will increase to 2% of adjusted gross receipts if our adjusted gross receipts exceed $400 million in any calendar year, beginning on the day such receipts are reached and continuing thereafter. We have not included these amounts in the table as the payments are conditioned on future adjusted gross receipts that are not determinable at this time. In addition, if and when the $400 million gross receipt number is satisfied, we will be required to pay a one-time fee of $4 million to the City of Detroit, which we did not include in the table above as we cannot determine whether we will exceed the $400 million in adjusted gross receipts for any particular year.

(6)
We lease a portion of the Expanded Complex known as the St. Mary’s School Building. In accordance with the provisions of the Leases topic of the FASB ASC, we account for this lease as a capital lease. The amounts listed reflect the minimum contractual lease payments from the Effective Date forward under the lease agreement.

The Company expects that cash flow from operations together with our unused borrowing capacity under the Revolving Credit Facility will be sufficient to meet our obligations and commitments.

As of December 31, 2010, the Company had not drawn under the Revolving Credit Facility and had approximately $1.0 million of letters of credit outstanding; refer to Item 8 – “Financial and Supplementary Data.” On January 3, 2011, the Company borrowed $14 million under the Revolving Credit Facility. The proceeds were used to fund operational expenses, including the semi-annual interest payments on the Senior Secured Notes.  The Company paid down the borrowed $14 million under the Revolving Credit Facility prior to the issuance of this report. Additionally, the Company anticipates that it will draw down additional funds under the Revolving Credit Facility from time to time during 2011 to meet its working capital demands. The Company is in compliance with all financial covenants as of December 31, 2010.

Inflation

We believe that general inflation had no significant impact on our business, results of operations, financial condition or cash flows during the years ended December 31, 2010 and 2009. Absent changes in competitive and economic conditions in Detroit or specific events affecting the hotel and casino industry generally, we do not expect that inflation will have a significant impact on our operations in the future. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general and, therefore, our business, results of operations, financial condition and cash flows.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

We believe our application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts and circumstances dictate a change. See Note 2— Summary of Significant Accounting Policies to the Consolidated Financial Statements presented in Item 8 of this report a summary of our significant accounting policies.

Net Revenues

The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues from food and beverage and hotel operations are recognized at the time of sale or upon the provision of service. In accordance with the Revenue Recognition topic of the FASB ASC applied to circumstances where consideration is given by a vendor to a customer, the retail value of food, beverage, and other complimentary items furnished to customers without charge is included in revenues and then deducted as promotional allowances to arrive at net revenues.

Allowance for Doubtful Casino Accounts Receivable

Our gaming receivables consist predominantly of gaming markers issued to casino patrons on the gaming floor. We maintain strict controls over the issuance of markers and the collection of outstanding markers from patrons who fail to pay in a timely manner. Our methods of collection include the mailing of statements and delinquency notices, personal contacts through independent collection agencies and civil litigation.

We record an allowance for doubtful casino accounts receivable that represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We assess the amount of the allowance on a quarterly basis based on historical write-off experience and review of returned gaming markers, past-due balances and individual collection analysis. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.

Impairment or Disposal of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the Property, Plant, and Equipment topic of the FASB ASC. The Property, Plant, and Equipment topic of the FASB ASC requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No events or changes in circumstances indicated that the carrying amount of the assets will not be recoverable. No impairment was recorded as of year ended December 31, 2010.

Goodwill and Intangible Assets

In connection with fresh start reporting, the Company recognized Greektown Casino’s trade names, rated player relationships and casino development rights under the Development Agreement at estimated fair value. Intangible assets related to Greektown Casino were valued by valuation professionals who used income and cost based methods, as appropriate.  The Greektown trade name was valued based on the relief from royalty method, which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee and a discount rate.  Refer to Note 2- Summary of Significant Accounting Policies and Note 6 Goodwill and Intangible Assets of the Consolidated Financial Statements as of December 31, 2010, as present in Item 8 of this report.

The rated player relationships intangible asset was determined using the excess earnings approach, a variation of the income approach, to estimate the value of the rated player relationships. In applying the excess earnings approach, expenses associated with the intangible asset are subtracted from the revenues associated with that intangible asset. Under this approach we analyzed the attrition data and separated rated players into two categories: VIP rated players with annual wins (i.e. the casino generates revenue from the rated player) of $1,000 per year, and non-VIP rated players with annuals wins below $1,000. The rated player relationships intangible asset has a definite life of five years; therefore, the Company amortizes the intangible asset accordingly.

Under the Development Agreement, we are entitled to own and operate on a permanent basis a casino complex containing specified amenities (the “Casino Development Rights”) within certain boundaries in the City of Detroit. The Development Agreement gives rise to an identifiable intangible asset that has been determined to have an indefinite life. For further discussion of the terms of the Development Agreement, refer to Note 2— Summary of Significant Accounting Policies and Note 6 – Casino Development Rights and Impairment of the Consolidated Financial Statements as of December 31, 2010 as presented in Item 8 of this report.

We comply with the provisions of the Intangible Assets—Goodwill and Other topic of the FASB ASC, which provides guidance on how identifiable intangible assets should be accounted for upon acquisition and subsequent to their initial financial statement recognition. This topic requires that identifiable intangible assets with indefinite lives be capitalized and tested for impairment at least annually by comparing the fair values of those assets with their carrying value of the reporting entity. Accordingly, we perform our impairment test as of October 1 of each year by comparing their estimated fair value to the related carrying value as of that date. Based on the Company’s most recently completed impairment evaluation, Goodwill, Trade names, and Casino development rights were not impaired during the year ended December 31, 2010.

 Financing Fees

We capitalize certain financing costs in order to secure financing for its emergence from bankruptcy at June 30, 2010 in accordance with the Interest topic of the FASB ASC. Accordingly, we begin capitalizing finance costs when activities in relation to the emergence of bankruptcy start, and cease when all financing activities are substantially complete, using either the interest rate on a borrowing specific to the financing in relation to the bankruptcy or a weighted average interest rate based on outstanding indebtedness.

Stock-Based Compensation Expense

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is being expensed ratably over the service period of the award. The Company did not record a stock-based compensation expense for the year ended December 31, 2009, but recorded a stock-based compensation expense for the year ended December 31, 2010, as the restricted shares were issued during the successor six months ended December 31, 2010. The Company accounts for its stock based compensation in accordance with FASB ASC Topic 718.

The weighted-average fair value of the stock-based awards was calculated based on the Black- Scholes option pricing method. The weighted-average fair value was approximately $90 for the successor six months ended December 31, 2010. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Contingencies

We accrue for contingent obligations, including legal costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available. Refer to Note 13 – Commitments and Contingencies of the Consolidated Financial Statements as of December 31, 2010 as presented in Item 8 of this report.

Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. We have recorded an estimated income tax contingency related to certain potential taxes that could be assessed in connection with the enactment of the Plan. The Company records potential penalties on uncertain positions. Once the Company has asserted a position, interest is recorded on uncertain tax positions subsequent to the passage of the filing deadline. Included in the tax contingency are accrued penalties. No interest expense has been accrued, as the Company 2010 tax filing deadline date has not transpired prior to the issuance of the December 31, 2010 financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange and commodity prices. We do not believe we are subject to material risk from adverse changes in foreign exchange or commodity prices. We are subject to market risk from adverse changes in interest rates.

Borrowings under the Revolving Loan bear interest at a variable rate, as discussed in the “Liquidity and Capital Resources” section above. If interest rates were to increase, interest expense with respect to the Revolving Loan borrowings would increase, however, the extent of such increase cannot be determined at this time.

We do no enter into derivative contracts for trading or speculative purposes, but we may enter into derivatives, particularly interest rate swaps, to protect interest rate exposure arising from our borrowings under the Revolving Loan by effectively swapping them into fixed assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members of Greektown Superholdings, Inc.

We have audited the accompanying consolidated balance sheets of Greektown Superholdings, Inc. as of December 31, 2010 (Successor) and Greektown Holdings, LLC as of December 31, 2009 (Predecessor), and the related consolidated statements of operations, shareholders’ equity, and cash flows for the six months ended December 31, 2010 (Successor), the six months ended June 30, 2010 (Predecessor) and the year ended December 31, 2009 (Predecessor).  Our audits also included the financial statement schedule included in Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greektown Superholdings, Inc. as of December 31, 2010 (Successor) and Greektown Holdings, LLC as of December 31, 2009 (Predecessor), and the consolidated results of its operations and its cash flows for the six months ended December 31, 2010 (Successor), the six months ended June 30, 2010 (Predecessor) and the year ended December 31, 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 3 to the consolidated financial statements, on January 22, 2010, the United States Bankruptcy Court for the Eastern District of Michigan entered an order confirming the plan of reorganization, which became effective on June 30, 2010. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods.

/s/ Ernst & Young LLP

Detroit, Michigan
March 25, 2011

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands, except per share data)

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$30,195	$25,692
Restricted cash	5,000	–
Certificate of deposit	534	530
Accounts receivable – gaming, less allowance for doubtful accounts of $1,931 and $236 in 2010 and 2009, repectvely	712	3,603
Accounts receivable – other, less allowance for doubtful accounts of $151 and $40 in 2010 and 2009, respectively	1,824	1,069
Notes receivable	2,000	2,460
Gaming tax receivable	–	12,328
Property tax refund receivable	3,451	–
Inventories	383	433
Prepaid expenses	2,106	3,798
Prepaid Michigan Gaming Control Board annual fee	8,754	8,812
Prepaid municipal service fees	3,434	3,399
Deposits	3,793	3,489
Current portion of financing fees	–	3,042
Total current assets	62,186	68,655

Property, building, and equipment, net	335,608	472,271

Other assets:
Financing fees - net of accumulated amortization of $1,680 and $27,981 in 2010 and 2009, respectively	14,854	6,670
Deposits and other assets	30	30
Casino development rights	117,800	–
Trade names	26,300	–
Rated player relationships - net of accumulated amortization of $6,900 in 2010	62,100	–
Goodwill	110,252	–

Total assets	$729,130	$547,626

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands, except per share data)

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
Liabilities and shareholders’ equity (members’ deficit)
Current liabilities:
Debtor-in-possession financing	$–	$190,037
Secured debt in default	–	342,054
City of Detroit settlement agreement accrual	–	13,547
Accounts payable	12,068	12,846
Taxes payable	295	587
Accrued interest	25,164	1,650
Unsecured distribution liability	10,000	–
Notes payable	–	1,890
Accrued expenses and other liabilities	9,626	20,360
Total current liabilities	57,153	582,971

Liabilities subject to compromise	–	252,420

Long-term liabilities:
Other accrued income taxes	8,887	–
Senior secured notes - net	364,218	–
Obligation under capital lease	2,510	786
Deferred income taxes	7,282	2,370
Total long-term liabilities	382,897	3,156

Total liabilities	440,050	838,547

Shareholders’ equity (members’ deficit):
Series A-1 preferred stock at $0.01 par value; 1,688,268 shares authorized, 1,463,535 shares issued and outstanding at December 31, 2010	185,396	–
Series A-2 preferred stock at $0.01 par value; 645,065 shares authorized, 162,255 shares issued and outstanding at December 31, 2010	20,551	–
Series A-1 preferred warrants at $0.01 par value; 202,511 shares issued and outstanding at December 31, 2010	25,651	–
Series A-2 preferred warrants at $0.01 par value; 460,587 shares issued and outstanding at December 31, 2010	58,342	–
Series A-1 common stock at $0.01 par value; 4,354,935 shares authorized, 140,291 shares issued and outstanding at December 31, 2010	1	–
Series A-2 common stock at $0.01 par value; 645,065 shares authorized, no shares issued	–	–
Additional paid-in capital	13,033	47,588
Accumulated deficit	(13,894)	(338,509)
Total shareholders’ equity (members’ deficit)	289,080	(290,921)
Total liabilities and shareholders’ equity (members’ deficit)	$729,130	$547,626

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Operations
(In Thousands, except per share data)

	Successor	Predecessor

	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2010	2010	2009
Revenues
Casino	$164,393	$173,563	$332,878
Food and beverage	11,164	11,924	22,524
Hotel	4,675	4,628	7,880
Other	2,593	2,482	4,958
Gross revenues	182,825	192,597	368,240
Less promotional allowances	21,757	23,591	36,635
Net revenues	161,068	169,006	331,605

Operating expenses
Casino	39,857	41,066	76,913
Gaming taxes	36,065	38,469	75,635
Food and beverage	8,272	7,176	14,998
Hotel	4,380	4,397	6,590
Marketing, advertising, and entertainment	3,149	4,146	8,586
Facilities	9,984	9,689	18,189
Depreciation and amortization	20,257	10,488	18,574
General and administrative expenses	19,310	21,437	41,554
Other	120	105	488
Pre-opening expenses	–	–	1,043
City of Detroit Settlement	–	–	16,629
FPG Success fee	–	–	6,240
Operating expenses	141,394	136,973	285,439
Income from operations	19,674	32,033	46,166

Other income (expense)
Interest expense	(25,425)	(37,489)	(69,827)
Amortization of finance fees	(3,292)	(2,079)	(12,923)
Other	(21)	(298)	163

Net gain (loss) on Chapter 11 related reorganization items and fresh start adjustments	317	301,352	(28,711)
Total other income (expense), net	(28,421)	261,486	(111,298)

Income (loss) before provisions for income taxes	(8,747)	293,519	(65,132)

Income tax expense – current	(1,585)	(1,248)	(1,117)
Income tax (expense) benefit - deferred	(3,562)	(1,350)	305
Net (loss) income	$(13,894)	$290,921	$(65,944)

Loss per share:
Basic	$(160.38)	N/A	N/A
Diluted	$(160.38)	N/A	N/A

Weighted average common shares outstanding	140,146	N/A	N/A
Weighted average common and common equivalent shares outstanding	140,146	N/A	N/A

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Shareholders’ Equity
(In Thousands)

	Successor Greektown Superholdings, Inc.									Predecessor Greektown Holdings

	Common Stock A-1	Common Stock A-2	Preferred Stock A-1	Preferred Stock A-2	Preferred Warrants A-1	Preferred Warrants A-2	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Contributed Capital	Accumulated Income (Deficit)	Total Members’ Deficit

Balance at January 1, 2009										$47,588	$(272,565)	$(224,977)
Net loss										-	(65,944)	(65,944)
Balance at December 31, 2009										$47,588	$(338,509)	$(290,921)
Net income										-	290,921	290,921
Elimination of Holdings’ deficit										(47,588)	47,588	–
Issuance of shareholders’ equity	1	-	185,396	20,551	25,651	58,342	12,858	-	302,799	-	-	-
Balance at June 30, 2010	$1	$-	$185,396	$20,551	$25,651	$58,342	$12,858	$-	$302,799
Net loss								$(13,894)	$(13,894)
Stock based compensation							175		175
Balance at December 31, 2010	$1	$-	$185,396	$20,551	$25,651	$58,342	$13,033	$(13,894)	$289,080

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Successor	Predecessor

	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010	Twelve months ended December 31, 2009
Operating activities
Net (loss) income	$(13,894)	$290,921	$(65,944)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,256	10,488	18,574
Amortization of finance fees and accretion of discount on senior notes	3,293	2,079	12,923
Chapter 11 related reorganization items and fresh start adjustments	(317)	(301,352)	28,711
Deferred Michigan business tax	3,562	1,350	(305)
Stock compensation	175	—	—
Changes in current assets and liabilities:
Accounts receivable - gaming	980	1,684	16
Accounts receivable - other	(528)	—	(368)
State of Michigan gaming tax refundable	5,743	6,585	(12,328)
Property tax refund receivable	(3,451)	—	—
Inventories	30	20	168
Prepaid expenses	(5,363)	4,748	(603)
Notes receivables	—	460	(90)
Accounts payable - post petition	5,593	(6,315)	20,695
Accrued PIK interest	—	(27,783)	29,259
City of Detroit settlement agreement accrual	—	(13,547)	13,547
Accrued interest	25,164	—	1,001
Accrued expenses, and other liabilities	(3,823)	14,029	(8,199)
Net provided by cash (used in) operating activities before reorganization costs	37,420	(16,633)	37,057
Operating cash flows for reorganization costs	(5,094)	(14,557)	(33,184)
Net cash provided by (used in) operating activities	32,326	(31,190)	3,873

Investing activities
Increase in restricted cash	(5,000)	—	—
Capital expenditures	(9,410)	(5,566)	(42,260)
Investment in certificate of deposit	(2)	(2)	(8)
Net cash used in investing activities	(14,412)	(5,568)	(42,268)

Financing activities
Proceeds form borrowings under DIP Financing Amended DIP Financing	—	—	240,715
Proceeds from borrowings on long-term notes payable	—	362,605	—
Payments on long-term debt	—	(516,328)	(187,349)
Payments on notes payable	(983)	(913)	(4,781)
Financing fees paid	(332)	(16,702)	(8,530)
Proceeds from issuance of stockholders’ equity	—	196,000	—
Net cash (used in) provided by financing activities	(1,315)	24,662	40,055

Net increase (decrease) in cash and cash equivalents	16,599	(12,096)	1,660
Cash and cash equivalents at beginning of year	13,596	25,692	24,032
Cash and cash equivalents at end of year	$30,195	$13,596	$25,692

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$196	$13,689	$16,587
Cash paid during the period for income taxes	$760	$475	$530

The accompanying notes are an integral part of the consolidated financial statements.

Note 1. Organization, Background & Bankruptcy Consideration

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

On November 2, 2009, certain holders of the 10-3/4% Senior Notes due 2013 (the “Old Senior Notes”) issued by Greektown Holdings and Greektown Holdings II, Inc. and certain other parties (the “Put Parties”) entered into a Purchase and Put Agreement, dated November 2, 2009 (as amended by that certain First Amendment to Purchase and Put Agreement, dated January 11, 2010, the “Purchase and Put Agreement”).

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

Note 1. Organization, Background & Bankruptcy Consideration (continued)

The Plan, which was substantially consistent with the terms set forth in the Purchase and Put Agreement, generally provided for the full payment or reinstatement of allowed administrative claims, priority claims, post-petition secured claims, and pre-petition secured claims, the satisfaction of general unsecured claims through the distribution of cash and litigation trust interests and the cancellation of the existing equity interests in Greektown Holdings. The deadline to file administrative claims, professional claims and substantial contribution claims occurred on August 14, 2010.  As provided in the Plan and confirmation order, such claims may not be subject to resolution under the Plan. The Plan also provided that the holders of Old Senior Notes receive all of the shares of our Common Stock issued pursuant to the Plan and the rights issued in the Rights Offering (as defined below) plus interests in litigation trust (the “Litigation Trust”). The Litigation Trust, which has been established pursuant to the Plan, has authority and standing to, among other things, (i) monitor distributions to general unsecured creditors under the Plan and (ii) perform the general unsecured creditors’ claims reconciliation process.  On the Effective Date, rights to certain claims or causes of action of the Debtors were placed into the Litigation Trust.  On the Effective Date, Greektown LLC loaned $375,000 on a non-recourse basis to the Litigation Trust to fund the fees, expenses, and costs of the Litigation Trust (the “Litigation Trust Loan”), which is evidenced by a note payable by the Litigation Trust to Greektown LLC. A trustee was appointed for the Litigation Trust who will, among other things, hold the assets of the trust for the benefit of the holders of general unsecured claims and such other beneficiaries as described in the Plan, prosecute or resolve certain unsettled litigation claims and make distributions of consideration received by the Litigation Trust as a result of any judgment, settlement, or compromise of any such claims.

The terms of the Litigation Trust require that the Company fund $10.0 million to a segregated account, payable in four equal quarterly installments of $2.5 million commencing on September 30, 2010. As of December 31, 2010, the Company funded $5.0 million which is corded as restricted cash.

Pursuant to the Plan, the sale of 1,850,000 shares of Preferred Stock in a rights offering (the “Rights Offering”), together with the direct purchase of 150,000 shares of Preferred Stock by certain of the Put Parties, all at a purchase price of $100 per share, provided approximately $196 million in net proceeds. Such net amount reflects the determination of the Put Parties to receive $4 million of the Cash Put Premium from Greektown Superholdings in cash and 66,666 shares of Preferred Stock in lieu of the remaining $6 million of the Cash Put Premium. All of the purchases of Preferred Stock were completed on the Effective Date and the shares of Preferred Stock were issued on the Effective Date or as soon as reasonably practicable thereafter. Each party who agreed to purchase Preferred Stock was given the option to purchase Preferred Stock with regular or reduced voting rights. However, certain parties that elected to purchase Preferred Stock and were concerned that they might acquire more than 4.9% of the capital stock of Greektown Superholdings, or certain parties that qualified as “Institutional Investors” under Michigan gaming law that were concerned that they may acquire more than 14.9% of the capital stock of Greektown Superholdings, elected to receive Warrants to purchase Preferred Stock at an exercise price of $0.01 per share representing a portion of the Preferred Stock that they had elected to purchase. As a result, the holders of Old Senior Notes and the Put Parties own all of the outstanding equity interests of Greektown Superholdings as of the Effective Date. In addition, under the Plan, at the end of the day on the Effective Date, Greektown Holdings’ existing members’ capital deficit was extinguished and no distributions were made to existing members.  Certain of the Put Parties assigned their Put Commitment and certain of their other rights and obligations under the Purchase and Put Agreement to other Put Parties pursuant to an Assignment and Assumption Agreement dated as of March 31, 2010.

           The Plan was confirmed on January 22, 2010. On the Effective Date, Greektown Superholdings issued $385 million in 13% Senior Secured Notes (the “New Senior Secured Notes”) and entered into a $30 million revolving credit facility with Comerica Bank, $20 million of which is currently available for borrowings (the “Revolving Loan” and, together with the New Senior Secured Notes, the “Exit Financing”).  On the Effective Date, the proceeds of the Rights Offering, the proceeds of the direct purchase of Preferred Stock, and the proceeds from the sale of the New Senior Secured Notes were used to pay all outstanding borrowings under the DIP Facility, to repay the pre-petition secured claims, and to make other payments required upon exit from bankruptcy. The proceeds from the sale of the New Senior Secured Notes remaining after the foregoing payments were made, as well as the Revolving Loan, were used to provide ongoing liquidity to conduct our operations.

Note 2. Summary of Significant Accounting Policies

Presentation and Basis of Accounting

The accompanying consolidated financial statements present the financial position of Greektown Supherholdings, Inc. and its wholly owned subsidiaries (Contract Builders Corporation and Realty Equity Company, Inc)  as the successor entity as of December 31, 2010 and of Greektown Holdings, LLC and its wholly owned subsidiary as the predecessor entity as of December 31, 2009. The accompanying consolidated statements of operations and cash flows are included for the successor six months ended December 31, 2010, and the predecessor six month ended June 30, 2010, and predecessor year ended December 31, 2009.

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

Promotional Allowances

The retail value of food, beverage, and other complimentary items furnished to customers without charge is included in revenues and then deducted as promotional allowances. The estimated costs of providing such promotional allowances are included in casino expenses as follows (in thousands):

	Successor	Predecessor
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2010	2010	2009

Food and beverage	$5,232	$6,045	$9,751
Hotel	1,197	1,489	2,265
	$6,429	$7534	$12,016

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Note 2. Summary of Significant Accounting Policies (continued)

Restricted Cash

As of year ended December 31, 2010, restricted cash consisted of $5.0 million. The cash was funded into a segregated bank account in accordance with the terms of the Litigation Trust. The terms of the Litigation Trust require the Company to fund $10.0 million in four equal quarterly installments of $2.5 million commencing on September 30, 2010. Restricted cash is classified as a current asset, as the restricted cash will be used to settle the unsecured distribution liability in 2011.

Certificates of Deposit

Certificates of deposit represent cash deposits with original maturities in excess of three months.

Accounts and Notes Receivable and Allowance for Doubtful Accounts

Accounts receivable – gaming consists primarily of gaming markers issued to casino patrons on the gaming floor. A marker is a voucher for a specified amount of dollars negotiable solely within Greektown Casino. Markers are recorded at issued value and do not bear interest. The allowance for doubtful accounts is Greektown Casino’s best estimate of the amount of probable credit losses in Greektown Casino’s existing accounts receivable. Greektown Casino determines the allowance based on historical write-off experience and review of returned gaming markers, past-due balances, and individual collection analysis. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. Greektown Casino does not have any off-balance-sheet credit exposure related to its customers.

Notes receivable represents a balance owed from a patron, which is evidenced by an unsecured promissory note with a principal balance of $2.0 million as of December 31, 2010 and 2009. The note is due on demand and bears interest at a rate of 6% per annum. The Company has not recognized interest on the note based on its collectability analysis. The Company served a collection notice related to this note and expects full payment of the principle balance.

Inventories

Inventories, consisting of food and beverage items, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. As of year ended December 31, 2010 and 2009, inventories totaled approximately $0.4 million, respectively.

Deposits

Deposits consist of a workman’s compensation insurance deposit for the permanent casino construction and the lawyer’s title insurance. Deposits totaled approximately $3.8 million as of December 31, 2010 and approximately $3.5 million as of December 31, 2009.

Property, Building, and Equipment

Property, building, and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred and approximated $0.5 million, $0.4 million, and $0.7 million for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009.

The Company adjusted property, building, and equipment to fair market value upon emerging from bankruptcy on June 30, 2010.

Note 2. Summary of Significant Accounting Policies (continued)

Financing Fees

The Company incurred certain financing costs in order to secure financing for its emergence from bankruptcy at June 30, 2010. These costs were capitalized and are being amortized over the term of the respective financing agreements.

Gross financing fees capitalized totaled $16.5 million and $37.6 million as of December 31, 2010 and 2009, respectively. Net capitalized financing fees totaled $14.9 million and $9.7 million as of December 31, 2010 and 2009, respectively. The amortization of these fees was $1.7 million, $2.2 million, and $12.9 million for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively.

Goodwill and Intangible Assets

In accordance with accounting guidance related to goodwill and other indefinite lived intangible assets, we test for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year, as of October 1, and in certain situations between those annual dates, if interim indicators of impairment arise.

Goodwill is tested for impairment using a discounted cash flow model based on the estimated future results of the Company, discounted using the market participant based weighted-average cost of capital and market indicators of terminal year capitalization rates. The Company then compares its carrying value of its reporting unit to the estimated fair value of the reporting unit. Based on the Company’s most recently completed impairment evaluation, Goodwill was not determined to be impaired during the six months ended December 31, 2010 (See Note 6).

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually, as of October 1, 2010, by comparing the estimated fair value of the indefinite life intangible asset to the carrying values using the Greenfield discounted cash flow method and factors such as recent comparable licensing transaction in the market, profit split analysis, advertising expense as a percentage of net revenue, market position, and certain qualitative factors. Intangible assets with a definite life are amortized over their useful life which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations. Based on the Company’s most recently completed impairment evaluation Indefinite-lived intangible assets were not determined to be impaired during the six months ended December 31, 2010 (See Note 6).

Inherent in the reviews of the carrying amounts of goodwill and intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

Earnings (loss) per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from the calculation of diluted EPS (See Note 15).

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is being expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements for the successor six months ended December 31, 2010 was $0.2 million. The Company did not record a stock-based compensation expense for predecessor six months ended June 30, 2010 and predecessor year ended December 31, 2009 (See Note 14).

Note 2. Summary of Significant Accounting Policies (continued)

Reserve for Club Greektown

Greektown Casino sponsors a players club (“Club Greektown”) for its repeat customers. Members of the club earn points for playing Greektown Casino’s electronic video and table games.

Club Greektown members may redeem points for cash. Club Greektown members may also earn special coupons or awards as determined by Greektown Casino. Greektown Casino estimates the cash value of points earned by club members and recognizes a related liability for any unredeemed points. Greektown Casino has adopted the provisions of the Revenue Recognition topic of the FASB ASC. Accordingly, Greektown Casino has recognized the cash value of points earned as a direct reduction in casino revenue which totaled $3.2 million, $3.5 million, and $6.7 million for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively.

Advertising Expense

The Company expenses costs associated with advertising and promotion as incurred. Advertising and promotion expense was approximately $2.8 million, $3.8 million and $8.3 million for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively.

Income and Other Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company adopted FASB Accounting Standards Codification (“FASB ASC”) 740, Income Taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

We recognize interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in the consolidated statement of operations. Accrued interest and penalties are included within the related liability lines in the consolidated balance sheet.

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the Property, Plant, and Equipment topic of the FASB ASC. The Property, Plant, and Equipment topic of the FASB ASC requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No events or changes in circumstances indicated that the carrying amount of the assets will not be recoverable. No impairment was recorded during successor six months ended December 31, 2010, predecessor six moths ended June 30, 2010, and predecessor year ended December 31, 2009 (See Note 5).

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, and accounts payable approximates fair value because of the short-term maturity of these instruments. As of December 31, 2010, the gross fair value of the senior secured notes was approximately $431.2 million as determined by the Company, using available market information. In addition, the capital lease obligation approximates its carrying value, as determined by the Company, using available market information.

Note 2. Summary of Significant Accounting Policies (continued)

Concentrations of Risk

As of December 31, 2010 and 2009 approximately 1,740, and 1,700, respectively of the Company’s employees were covered by collective bargaining agreements, including a majority of the Company’s hourly staff. The collective bargaining agreements for the DCC and the SPFPA are effective until October 16, 2011 and June 12, 2012, respectively. We consider our relationships with our employees and the labor unions to be good.

During the year ended December 31, 2010 and 2009 approximately 95% of the Company’s patrons came from within a 100-mile radius of the Company’s Detroit, Michigan property.

Reclassification

Certain items in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

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

Recent Accounting Pronouncements

The FASB issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this Topic is not expected to have a material impact on the consolidated financial statements.

The Emerging Issues Task Force (EITF) reached a consensus that Step 1 of the impairment test for goodwill and other intangible assets should be performed using the equity premise. In addition, the EITF concluded that when a reporting unit has a zero or negative carrying amount a company would be required to perform Step 2 of the impairment test if there are qualitative factors such as those in the Intangibles Assets topic of the FASB ASC that indicate it is more likely than not that goodwill is impaired. The EITF concluded that the proposed amendments should be effective for public companies for fiscal years beginning after December 15, 2010. The adoption of this Topic is not expected to have a material impact on the consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Note 3.   Emergence from Chapter 11

Plan of Reorganization

Pursuant to the Plan, on the Effective Date, a series of restructuring transactions were consummated through which the Company emerged from bankruptcy and certain holders of the Old Senior Notes of the Predecessor acquired the equity ownership of the Company through (a) the issuance of shares of its Common and Preferred Stock and warrants to purchase additional shares of its Preferred Stock and (b) the assumption of certain liabilities of the Predecessor included after the Petition Date to the extent not paid on or prior to the Effective Date.

The Plan also provided for, among other things:

●	the cancellation of the Old Senior Notes in the amount of $185.0 million;

●	the cancellation of pre-petition accounts payable, in the amount of $14.2 million;

●	the cancellation of approximately $65.0 million of other indebtedness pertaining to pre-petition obligations;

●	payment in full of the DIP Financing in the amount of $193.4 million and related interest;

●	payment in full of the pre-petition Secured Debt in Default in the amount of $367.3 million;

●	reinstatement, payment in full, or satisfaction in full by return of collateral of all other Allowed Claims (as defined in the Plan); and

●	the entry into of certain Exit Financing arrangements, which consisted of (i) the New Senior Secured Notes and (ii) the Revolving Loan.

Fresh Start Consolidated Balance Sheet

In accordance with the Reorganizations topic of the FASB ASC, the Company adopted fresh-start reporting upon the Effective Date.  The Company was required to apply the provisions of fresh-start reporting to its financial statements because the reorganization value of the assets on the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and the holders of the existing voting shares of the Predecessor’s common stock immediately before confirmation received less than 50 percent of the voting shares of the emerging entity.  Under the accounting guidance, fresh-start reporting is required on the date on which the plan of reorganization is confirmed by the Bankruptcy Court, but further provides that fresh-start reporting should not be applied until all material conditions to the Plan are satisfied.  All material conditions to the Plan were satisfied on June 30, 2010, the Effective Date.

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

The enterprise value using the Discounted Cash Flow Analysis was determined using the Predecessor’s financial projections for the periods through 2013.  The four year compounded annual growth rate used in the projections was 2.7%.  These financial projections were provided in the Plan disclosure statement and included anticipated changes associated with the Company’s reorganization plans, general market conditions, as well as other pertinent economic factors.   The discount rate applied was in the range of 9% to 10% which was calculated using a weighted average cost of capital analysis based on comparable statistics of the Company’s peer group.  The present value of all cash flows after 2013 were calculated using terminal values which were calculated by applying exit multiples ranging from 7.0x to 8.0x the 2013 financial projections which was then discounted in the range of 9% to 10%.  Exit multiples ranging from 7.0x to 8.0x were based upon comparable company EBITDA multiples of the Company’s peer group.

Note 3.   Emergence from Chapter 11 (continued)

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

The implementation of the Plan and the effects of the consummation of the transactions contemplated therein, which included the settlement of various liabilities, repayment of the Predecessor’s indebtedness, incurrence of new indebtedness and the adoption of fresh-start reporting in the Company’s consolidated balance sheet at June 30, 2010 were as follows (in thousands):

	Predecessor/ Historical Greektown Holdings, L.L.C.	Plan Effect Adjustments (a)		Fresh Start Adjustments (g)		Greektown Superholdings, Inc. As Adjusted
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$31,282	$(17,686)	(b)	$—		$13,596
Certificates of deposit	532	—		—		532
Accounts receivable—gaming, net	1,692	—		—		1,692
Accounts receivable—other, net	921	375	(c)	—		1,296
Notes receivable	2,000	—		—		2,000
Inventories	413	—		—		413
State of Michigan gaming tax refundable	5,743	—		—		5,743
Prepaid expenses and other current assets	13,900	850	(d)	(2,026)	(e)	12,724
Current portion of financing fees	—	3,308	(f)	—		3,308
Total current assets	56,483	(13,153)		(2,026)		41,304
Property, building and equipment, net	467,349	—		(127,795)	(h)	339,554
Financing fees, net	17,309	(4,415)	(f)	—		12,894
Deposits and other assets	30	—		—		30
Other identifiable intangible assets:
Trade names	—	—		26,300	(i)	26,300
Rated player relationships	—	—		69,000	(i)	69,000
Casino development rights	—	—		117,800	(i)	117,800
Total other identifiable intangible assets	—	—		213,100		213,100
Goodwill	—	—		110,252	(j)	110,252
Total assets	$541,171	$(17,568)		$193,531		$717,134

Note 3.   Emergence from Chapter 11 (continued)

	Predecessor/ Historical Greektown Holdings, L.L.C.	Plan Effect Adjustments (a)		Fresh Start Adjustments (g)		Greektown Superholdings, Inc. As Adjusted
	(In thousands)
Liabilities and shareholders’/members’ equity (deficit)
Current liabilities:
Debtor-in-possession financing	$193,415	$(193,415)	(k)	$—		$—
Secured debt in default	367,322	(367,322)	(l)	—		—
Accounts payable	11,569	—		—		11,569
Accrued income taxes	760	8,247	(m)	—		9,007
Unsecured distribution liability	—	10,000	(n)	—		10,000
Notes payable	977	—		—		977
Accrued expenses and other liabilities	11,285	2,650	(o)	—		13,935
Accrued interest	5,441	(5,441)	(k)			—
Total current liabilities	590,769	(545,281)		—		45,488
Long-term liabilities:
New senior secured revolving credit facility	—	—	(p)	—		—
New senior secured notes, net of discount	—	362,605	(q)	—		362,605
Obligation under capital lease	786	—		1,736	(r)	2,522
Deferred Michigan Business Tax, net	3,720	—		—		3,720
Total long-term liabilities	4,506	362,605		1,736		368,847
Liabilities subject to compromise	264,987	(264,987)	(s)	—		—
Shareholders’ equity/members’ equity (deficit)	(319,091)	430,095	(t)	191,795	(u)	302,799
Total liabilities and shareholders’ equity/members’ equity (deficit)	$541,171	$(17,568)		$193,531		$717,134

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

Note 3.   Emergence from Chapter 11 (continued)

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

Note 3.   Emergence from Chapter 11 (continued)

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

(In thousands)	Net Book Value	Estimated Fair Value	Adjustment
Property, building and equipment:
Land	$104,191	$45,400	$(58,791)
Building and improvements	331,173	245,441	(85,732)
Gaming equipment and furnishings	11,222	19,774	8,552
Non-gaming equipment and furnishings	13,122	21,298	8,176
Construction in progress	7,641	7,641	—
Total property, building and equipment	$467,349	$339,554	$(127,795)

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

(n)—Represents an adjustment to record the $10.0 million unsecured settlement obligation  reflecting the treatment provided for under the Plan whereby general unsecured claimants will receive their pro rata share of $10.0 million in cash payable over 4 quarterly installments during the initial year following the Effective Date.

(o)—Represents an adjustment to record liabilities for the expected settlement of certain pre-petition claims that were not settled at the Effective Date.

Note 3.   Emergence from Chapter 11 (continued)

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

(s)—Represents an adjustment to eliminate the balances of liabilities subject to compromise, reflecting the treatment provided for under the Plan whereby general unsecured claimants will receive their pro rata share of $10.0 million in cash payable over 4 quarterly installments during the initial year following the Effective Date in full satisfaction of general unsecured claims.  Liabilities subject to compromise as of emergence are detailed in the following table.

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

(u)—Represents adjustment to equity related to fresh start reporting.

Note 3.   Emergence from Chapter 11 (continued)

Reorganization items and fresh start adjustments

Reorganization items and fresh start adjustments represent amounts incurred as a direct result of the Chapter 11 cases, the consummation of the Plan and the adoption of fresh start accounting, and were comprised of the following for the successor six-months ended December 31, 2010, predecessor six months ended June 30, 2010, and year ended December 31, 2009 (in thousands):

	Successor	Predecessor
	Six Month Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2010	2010	2009
Non-cash reorganization items and fresh start adjustments:
Discharge of liabilities subject to compromise	$2,100	$130,937	$-
Revaluation of assets and liabilities	-	190,018	-
Total non-cash reorganization items and fresh start adjustments	2,100	320,955	-
Professional fees and expenses:
Legal professional fees	(770)	(12,336)	(15,106)
Consulting professional fees	(764)	(6,758)	(13,478)
U.S. Trustee fees and other expenses	(249)	(509)	(127)
Total professional fees and expenses	(1,783)	(19,603)	(28,711)
Net gain (loss) on reorganization items and fresh start adjustments	$317	$301,352	$(28,711)

Professional fees include financial advisory, consulting, tax, legal, real estate and valuation services, among other items, that are directly associated with the Chapter 11 reorganization process.  The Company continues to incur expenses related to the Predecessor’s Chapter 11 cases, which includes professional fees that were classified as reorganization items by the Predecessor.

Note 4. Property Tax Refund Receivable

During the successor six months ended December 31, 2010, the Company and the City of Detroit entered into a settlement agreement to reduce the property tax basis and provide a retroactive reduction to the property tax basis resulting in a refund for previously paid property taxes of approximately $3.5 million. The Company expects to receive the amount due in cash from the City of Detroit in 2011.

Note 5. Property, Building, and Equipment

Property, building, and equipment and related depreciable lives as of December 31, 2010 and 2009 were as follows (in thousands):

	Successor	Predecessor
	As of December 31,	As of December 31,
	2010	2009	Depreciable Lives

Land	$45,400	$104,391	–
Gaming building and improvements	104,683	151,506	3–35 years
Gaming equipment and furnishings	24,515	62,983	3–5 years
Nongaming buildings and improvements	143,453	253,913	39 years
Nongaming office furniture and equipment	23,952	43,914	5–7 years
Construction-in-progress	6,951	8,560	–
	348,954	625,267
Less accumulated depreciation and amortization	(13,346)	(152,996)
Property, building, and equipment, net	$335,608	$472,271

Depreciation expense includes the assets under capital lease obligation. Depreciation expense was $13.3 million, $10.5 million, $18.6 million for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively.

Note 6. Goodwill & Intangible Assets

Goodwill represents the excess of the reorganization value of the Company  over the fair value of tangible and identified intangible net assets upon emergence from bankruptcy at June 30, 2010  The Company recorded goodwill of $110.3 million upon the application of fresh start reporting.

Other identifiable intangible assets consist of the following (in thousands):

Other identifiable intangible assets	Gross Amount	Accumulated Amortization	Net Intangible Asset	Assumed Useful Life

Trade names	$26,300	$-	$26,300	Indefinite
Rated player relationships	69,000	6,900	62,100	5-years
Casino development rights	117,800	-	117,800	Indefinite
Total other identifiable intangible assets	$213,100	$6,900	$206,200

Amortization expense related to the rated player relationships intangible asset for the successor six months ended December 31, 2010, totaled approximately $6.9 million. Annual amortization expense for the years ended December 31, 2011, 2012, 2013 and 2014, is estimated to be approximately $13.8 million for each of the respective years, and approximately $6.9 million for the year ended December 31, 2015.

Upon the Effective Date, in connection with fresh start reporting, the Company recognized Greektown Casino’s trade names, rated player relationships and casino development rights under the Development Agreement at estimated fair value as set forth in the table above. Intangible assets related to Greektown Casino were valued by valuation professionals who used income and cost based methods, as appropriate.  The Greektown trade name was valued based on the relief from royalty method, which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee and a discount rate.

The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates from similar assets to reach a 1% royalty rate.  The discount rate applied was 12.5%, based on the weighted average cost of capital of the properties benefiting from the trade name.

Note 6. Goodwill & Intangible Assets (continued)

Casino development rights were valued based on the Greenfield method, which is a function of the cost to build a new casino operation, the build out period, projected cash flows attributable to the casino once operational at a discount rate.  The projected cash flows assumed a compound revenue growth rate of 2.7% and an effective tax rate of 40%.  The discount rate assumed was 11.5% based on the weighted average cost of capital for the respective property.  The value assigned to the rated player relationships is based on the present value of future earnings using the replacement cost method based on internally developed estimates.

The determination of fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurances that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially.

We comply with the provisions of the Intangible Assets—Goodwill and Other topic of the FASB ASC, which provides guidance on how identifiable intangible assets should be accounted for upon acquisition and subsequent to their initial financial statement recognition. This topic requires that identifiable intangible assets with indefinite lives be capitalized and tested for impairment at least annually by comparing the fair values of those assets with their recorded amounts. Accordingly, we perform our impairment test as of October 1 of each year by comparing their estimated fair value to the related carrying value as of that date. Based on the Company’s most recently completed impairment evaluation. Goodwill, Trade names, and Casino development rights were not determined to be impaired during the successor six months December 31, 2010.

Note 7.  Debt

The DIP Facility contained covenants including limitations on additional indebtedness, capital expenditures, mergers or acquisitions, dispositions of assets, loans and advances, and transactions with affiliates. Further, the agreement required the Casino to maintain specific financial ratios including monthly minimum earnings before interest, taxes, depreciation, amortization, and restructuring costs (EBITDAR), as defined in the DIP Facility.

As security for the term loan and any amounts owed under the revolving credit facility, Holdings had pledged its 100% equity interest in the Casino. Further, the Casino also assigned a security interest in all of its assets as collateral for the above agreements, and had guaranteed repayment of these borrowings.

Except as permitted under the terms of DIP Facility and other existing Credit Facilities, the Company was not permitted to incur any other indebtedness. On June 30, 2010, the Company repaid the DIP Facility Financing as part of the plan of reorganization.

Other

Predecessor also borrowed $185 million in December 2005 under an unsecured note arrangement to finance its operations and meet its liability and equity commitments. The maturity date of the note was December 1, 2013. As a result of the Chapter 11 filing the notes became unsecured pre-petition liabilities subject to compromise and were settled upon effectiveness of the Plan.

Effective January 19, 2006 and September 28, 2007, Predecessor entered into interest rate swap agreements with notional amounts of $195 million and $70 million, respectively. The purpose of these interest rate swaps was to manage the cash flows related to well-defined interest rate costs and the risk associated with variable rate debt. These financial instruments were terminated as a result of the Chapter 11 filing. On the date of termination, the liabilities under the swap agreements became fixed at $9.3 million related to the $195 million interest rate swap agreement and $2.8 million related to the $70 million interest rate swap agreement. These liabilities were recorded by Predecessor and were included in liabilities not subject to compromise. Interest on these obligations is accrued as PIK at a 6.75% interest rate.  Due to the effectiveness of the Plan these liabilities were settled.

Note 7.  Debt (continued)

Successor

Exit Facility

Purchase Agreement; Indenture; Notes

               On June 25, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”), by and between the Company and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $280.2 million principal amount of its Series A 13% Senior Secured Notes due 2015 (the “Series A Notes”) and $104.8 million principal amount of its Series B 13% Senior Secured Notes due 2015 (the “Series B Notes” and, together with the Series A Notes, the “New Senior Secured Notes”) which are guaranteed (the “Guarantees”) by substantially all of the Company’s domestic subsidiaries (the “Guarantors” and, together with the Company, the “Obligors”) executed a joinder to the Purchase Agreement on June 30, 2010.

On the Effective Date, the Company consummated the issuance and sale of the New Senior Secured Notes under the Purchase Agreement in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in reliance on Regulation S under the Securities Act.

               The New Senior Secured Notes were issued pursuant to an indenture, dated as of June 30, 2010 (the “Indenture”), among the Company, the Guarantors, and Wilmington Trust FSB, as trustee.

               Maturity:  The New Senior Secured Notes mature on July 1, 2015.  The New Senior Secured Notes bear interest at a rate of 13.0% per annum. Interest on the New Senior Secured Notes is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2011.  Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

               Guarantees:  The obligations of the Obligors under the New Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority senior secured basis by all of the Company’s current and future domestic subsidiaries, subject to certain exceptions.

               Security:  The New Senior Secured Notes and the related Guarantees secured by a second-priority lien on (i) substantially all of the properties and assets of the Company and each Guarantor, whether now owned or hereafter acquired, except certain excluded assets and (ii) a pledge of all the capital stock of all the subsidiaries of the Company, subject to certain limitations (in each case subject to certain permitted prior liens and liens securing certain permitted priority lien debt, including borrowings under the Company’s revolving credit facility described below).

               Optional Redemption:  At any time prior to January 1, 2013, the Company may on any one or more occasions redeem all or a part of the New Senior Secured Notes, upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the New Senior Secured Notes redeemed, plus a specified premium as of, and accrued and unpaid interest and special interest, if any, to the date of redemption, subject to the rights of holders of New Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.  On or after January 1, 2013, the Company may redeem some or all of the New Senior Secured Notes at any time at the redemption prices specified in the Indenture plus accrued and unpaid interest and special interest, if any, to the applicable redemption date.

               Mandatory Redemption:  The New Senior Secured Notes are subject to mandatory disposition or redemption following certain determinations by applicable gaming regulatory authorities.

               The New Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year beginning on the date of the Indenture and ending December 31, 2010.

               If the Company experiences certain change of control events, the Company must offer to repurchase the New Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date.  If the Company sells assets or experiences certain events of loss under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the New Senior Secured Notes at 100% of their principal amount, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date.

Note 7.  Debt (continued)

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

               Interest and Fees.  Borrowings under the Revolving Loan initially bear interest at an annual rate of LIBOR plus 3.50% or the higher of Comerica Bank’s prime reference rate and 3.25%.  Upon the Trappers Mortgage Release, the Revolving Loan will bear interest at an annual rate of LIBOR plus 1.75% (if the Leverage Ratio (as defined below) is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1) or at an annual rate of (a) the higher of (i) Comerica Bank’s prime reference rate and (ii) 2.50% minus (b) 0.50% (if the Leverage Ratio is greater than or equal to 4 to 1) or 1% (if the Leverage Ratio is less than 4 to 1).  There is a facility fee of 0.50% per annum on the aggregate revolving credit commitment amount payable quarterly in arrears commencing on July 1, 2010 (in respect of the prior fiscal quarter or portion thereof), and on the first day of each fiscal quarter thereafter.  There is also a non-refundable letter of credit fee of 3.50% per annum on the face amount of each letter of credit payable quarterly in advance. Upon the Trappers Mortgage Release, the interest rate spread above LIBOR drops to 1.75% (if the Leverage Ratio is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1).  “Leverage Ratio” means as of the last day of any fiscal quarter of the Company, the ratio of an amount equal to, on a consolidated basis, the sum of all of the funded debt of the Company and its subsidiaries as of such date, excluding all subordinated debt, to EBITDA (as defined below) for the four fiscal quarters then ending.  Adjustments to the interest rate and the applicable letter of credit fee rate are implemented quarterly based on the Leverage Ratio.

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

Note 7.  Debt (continued)

Certain Covenants.  The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions and materiality thresholds, the ability of the Company and its subsidiaries to sell assets and property, incur additional indebtedness, create liens on assets, make investments, loans, guarantees or advances, make distributions, dividends or payments on account of, or purchase, redeem or otherwise acquire, any of the Company’s capital stock, prepay certain indebtedness, engage in acquisitions, mergers or consolidations, engage in transactions with affiliates, amend agreements governing the Company’s indebtedness, including the New Senior Secured Notes, make capital expenditures, enter into negative pledges, change fiscal year and change the Company’s or any Subsidiary’s name, jurisdiction of incorporation or location at which any Collateral is stored.  The Company has also agreed to complete the Trappers Mortgage Release within one year following the date of the Revolving Loan.

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

Further, the Company and its subsidiaries have agreed to collaterally assign the mortgage in favor of the Company as well as a mortgage under which a pre-bankruptcy affiliate of the Company is the borrower (but as to which the Company is also the beneficiary of a collateral assignment to secure the mortgage in favor of us) to the lenders under the Revolving Loan on a first-priority basis and to the holders of the New Senior Secured Notes on a second-priority basis. However, if the subordination agreements and the collateral assignment of the mortgage in favor of the Company and under which the Company’s pre-bankruptcy affiliate is the borrower were determined not to be enforceable, such mortgages could be deemed to have a higher priority than the mortgage on such property that the Company is granting to holders of the notes.  In the event that the holders of such mortgages are able to exercise their rights under such mortgages, they would be entitled, among other remedies, to foreclose such liens which could result in the Company’s loss of title to such property.  Pending the discharge of the liens on the Trappers Parcel, availability under the Revolving Loan is limited to $20 million, and the failure to resolve the issue within one year of the closing of the Revolving Loan will result in a default under the Credit Agreement unless otherwise waived.

There were no amounts outstanding under the Credit Agreement as of December 31, 2010. The Company borrowed $14 million under the Revolving Credit Facility subsequent to year-end for purposes of making interest payments in relation to the Series A and B 13% Senior Secured Notes (See Note 19).

As of December 31, 2010, the Company had approximately $1.0 million of letters of credit outstanding.

Note 8.  Shareholders’ Equity (Successor)

Common Stock

           Greektown Superholdings is authorized to issue 5 million shares of Common Stock, of which 149,274 shares were issued and outstanding as of December 31, 2010, of which 8,983 were unvested restricted shares. A total of 4,354,935 shares of Greektown Superholdings’ Common Stock are designated as Series A-1 Common Stock, par value $0.01 per share (the “Series A-1 Common Stock”), and a total of 645,065 shares of Greektown Superholdings’ Common Stock are designated as Series A-2 Common Stock, par value $0.01 per share (the “Series A-2 Common Stock”). Each share of Series A-1 Common Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Common Stock and such shares differ only with respect to voting rights as set forth below.

Preferred Stock

           Greektown Superholdings is authorized to issue 2,333,333 shares of Preferred Stock.  A total of 1,688,268 shares of Greektown Superholdings’ Preferred Stock are designated as a series known as Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), of which 1,463,535 were issued and outstanding as of December 31, 2010.  A total of 645,065 shares of Greektown Superholdings’ Preferred Stock are designated as a series known as Series A-2 Participating Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred Stock”; together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”), of which 162,255 shares were issued and outstanding as of December 31, 2010. A holder’s shares of Series A Preferred Stock are voluntarily convertible at the election of such holder at any time after December 31, 2010 and all shares of Series A Preferred Stock are mandatorily convertible upon the vote or written consent of 66 2/3% of the then outstanding shares of Series A Preferred Stock (with each holder of Series A-1 Preferred Stock and each holder of Series A-2 Preferred Stock entitled to cast one vote with respect to each share of Series A-1 Preferred Stock or Series A-2 Preferred Stock held by such holder) voting together as a single class. Each share of Series A-1 Preferred is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-1 Common Stock as is determined by dividing (A) the sum of $100 per share of Series A Preferred Stock plus an amount equal to the aggregate amount of accrued but unpaid dividends per share of Series A Preferred Stock whether or not declared and subject to certain adjustments (the “Series A Reference Price”) by (B) the Series A Conversion Price (defined below) in effect at the time of conversion, and (ii) the maximum number of shares of Series A-1 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation of Greektown Superholdings and in compliance with the requirements of the MGCB. Each share of Series A-2 Preferred Stock is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-2 Common Stock as is determined by dividing the Series A Reference Price by the Series A Conversion Price in effect at the time of conversion and (ii) the maximum number of shares of Series A-2 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation and in compliance with the requirements of the MGCB. The “Series A Conversion Price” means an amount initially equal to $100 but which is subject to adjustment for stock splits, combinations, certain dividends and distributions and with respect to mergers, reorganizations and similar transactions as set forth in the Certificate of Incorporation. Each share of Series A-1 Preferred Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Preferred Stock and such shares differ only with respect to voting rights as set forth below.

Note 8.  Shareholders’ Equity (Successor) (continued)

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

Note 8.  Shareholders’ Equity (Successor) (continued)

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

Warrants to Purchase Series A Preferred Stock

On the effective date, Greektown Superholdings issued warrants to purchase Series A-1 Preferred Stock and warrants to purchase Series A-2 Preferred Stock, in each case, at an initial purchase price per share equal to $0.01 (the “Warrant Shares”) which price will be adjusted as set forth in the Warrant to Purchase Series A Convertible Preferred Stock (the “Warrant”), which will be used for both warrants to purchase the Series A-1 Preferred Stock and warrants to purchase the Series A-2 Preferred Stock. Greektown Superholdings entered into such warrants with any Put Party and/or holder of Old Senior Notes who elected to purchase Preferred Stock representing more than 4.9% of the capital stock of Greektown Superholdings as of the Effective Date, or if such party that qualified as an “Institutional Investor” under Michigan gaming law elected to purchase more than 14.9% of the capital stock of Greektown Superholdings as of the Effective Date.

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

Note 9. Leases

The Company leases certain portions of its owned or leased facilities under noncancelable operating leases. Rental income was $0.3 million, $0.2 million, and $0.5 million for successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively.

Future minimum rental payments required under non-cancelable leases with initial or remaining lease terms in excess of one year and lease and sublease income as of December 31, 2010 were as follows (in thousands):

	Capital Lease Payments	Lease Income
Period ending December 31:
2011	$336	$506
2012	336	462
2013	336	462
2014	336	410
2015	336	285
Thereafter	7,028	1,487
Capital Lease payments and Lease Rental Income	8,708	$3,611
Less amount representing interest	6,198
Obligation under capital lease	$2,510

    Certain leases include escalation clauses relating to the consumer price index, utilities, taxes, and other operating expenses. Greektown Casino will receive additional rental income in future years based on those factors that cannot be estimated currently.

Note 10. Income Taxes

Income taxes

The Company’s income taxes for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010 and predecessor year ended December 31,  2009, consist of the following  (in thousands):

	Successor	Predecessor

	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,

	2010	2010	2009

Current	$(1,585)	$(1,248)	$(1,117)
Deferred	(3,562)	(1,350)	305

Total Income Tax (expense)	$(5,147)	$(2,598)	$(812)

Included in other accrued income taxes is an estimated income tax contingency of $8.9 million related to certain potential taxes that could be assessed in connection with the enactment of the Plan. The Company records potential penalties on uncertain positions when the Company expects to assert a position. Interest is recorded on uncertain tax positions subsequent to the passage of the filing deadline. Included in the tax contingency is $1.8 million of accrued penalties. No interest expense has been accrued, as the 2010 tax filing deadline date has not transpired prior to the issuance of the December 31, 2010 financial statements.

A reconciliation of the change in our estimated income tax contingency as follows (in thousands):

Total

Balance at January 1, 2009	$-

Balance at December 31, 2009	-

Additions related to current period	8,237

Balance at June 30, 2010	8,237

Additions related to prior period	650
Balance at December 31, 2010	$8,887

The Company files state of Michigan and federal income tax returns, and is no longer subject to state and local income tax examinations by the tax authorities for years before 2007.

Note 10. Income Taxes (continued)

Deferred tax

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial statement and income tax purposes. Temporary differences and net operating loss carryforwards, which give rise to the net deferred tax liability position, as of December 31, 2010 and December 31, 2009 (in thousands), are as follows:

	Successor	Predecessor
	Year Ended December 31,	Year Ended December 31,
	2010	2009
Deferred Tax Asset
Property, building and equipment	$1,004	$-
Intangible assets	1,886	-
Net operating loss carryforwards	5,448	5,422
Enactment of MBT	1,236	1,236
Federal effect of state modified gross receipts tax (MGRT)	1,371	-
Other	818	-

Total deferred tax asset	11,763	6,658

Valuation allowance	(8,170)	(5.422)

Net deferred tax assets	$3,593	$1,236

Deferred Tax Liability

Intangible assets	$(3,363)	$-
Federal effect of state deferrals	(2,357)	-
MBT gross receipts	(5,155)	(3,606)

Total deferred tax liability	(10,875)	(3,606)

Net deferred tax liability	$(7,282)	$(2,370)

The Company has recorded a valuation allowance at December 31, 2010, as it is not expected that the deferred tax assets will be realized. The net change in valuation allowance during the year ended December 31, 2010 was an increase of $2.7 million. The net change in valuation allowance stems primarily to the increase in net operating loss, for the successor six months ended December 31, 2010.

Note 10. Income Taxes (continued)

Tax rate reconciliation - Income (loss) before provisions for income taxes

The Company effective tax rate reconciliation for the six months ended December 31, 2010, six months ended June 30, 2010 and year ended December 31, 2009 is as follows:

	Successor	Predecessor
	Six Months Ended December 31	Six Months Ended June 30,	Year Ended December 31,
	2010	2010	2009

U.S. Federal statutory tax rate	35%	-	-
State taxes	(5)%	7%	5%
Valuation allowance	(81)%	(6)%	(6)%
Tax contingency	(8)%	-	-
Effective tax rate	(59)%	1%	(1)%

The predecessor was organized as a partnership and federal income taxes were not applicable.

Note 11.  Related-Party Transactions

The Company entered into certain business transactions with individuals or entities related to the ownership of direct or indirect member interests. Under the provisions of their internal control system, expenditures to any one related party in excess of $50,000 annually must be approved by the Company’s Management Board.

Payments to related parties, other than financing-related activities and member distributions, totaled approximately $0.3 million and $8.9 million for predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively.

 Greektown Casino periodically enters into certain business transactions with persons related to the direct or indirect ownership of their member interests. Since 2009, Greektown Casino has entered into the following related person transactions:

●
Customers of Greektown Casino have the ability to earn food complimentaries (comps) for use at Fishbones, an upscale seafood restaurant located near Greektown Casino. Greektown reimburses Fishbones at a discounted rate for the costs to Fishbones for providing food to customers redeeming the comps. Greektown LLC expenses with respect to the Fishbones comps totaled approximately $0.3 million and $0.7 million for the predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively. Fishbones is owned in part by Ted Gatzaros, a former director of Greektown LLC and member of Monroe. However, as of the Effective Date; Monroe is no longer an affiliated entity.

●
Customers of Greektown have the ability to earn hotel comps for use at the Atheneum Suite Hotel at a discounted rate for the costs to the hotel for providing lodging to customers redeeming the comps. Greektown LLC expenses with respect to the Atheneum Suite Hotel complimentary have totaled approximately $0.2 million for the years ended December 31, 2009. The Atheneum Suite Hotel is owned in part by Ted Gatzaros, a former director of Greektown Casino and member of Monroe. However, as of the Effective Date; Monroe is no longer an affiliated entity.

●
Randall A. Fine, was the Chief Executive Officer until December 31, 2009, and is the Managing Director of The Fine Point Group. Greektown Casino and The Fine Point Group entered into a Consulting Agreement as of December 31, 2008.  Greektown Holdings paid The Fine Point $6.2 million in success fees, which was calculated on a quarterly basis, based on an EBITDAR target, $1.7 million of fixed fees, and $0.4 million of expenses. In addition, The Fine Point Consulting Agreement expired on December 31, 2009 and is no longer an affiliated person.

●
Accounts receivable—other include $0.3 million as of December 31, 2009, respectively, for the amounts due from Monroe, a former member of the Company. However, as of the Effective Date; Monroe is no longer an affiliated entity.

Note 12. Gaming Taxes and Fees

Under the provisions of the Michigan Gaming Control and Revenue Act (the Act), casino licenses are subject to the following gaming taxes and fees on an ongoing basis:

●	An annual licensing fee;

●
An annual assessment fee payment, together with the Detroit Commercial Casinos, of all MGCB regulatory and enforcement costs. The Company paid $10.2 million for its portion of the fiscal 2011 annual assessment in 2010; fiscal 2010 annual assessment in 2009.

●	A wagering tax, calculated based on adjusted gross gaming receipts, payable daily, of 19

●	A municipal services fee payment; an amount equal to the greater of 1.25% of adjusted gross gaming receipts or $4 million annually.

These gaming taxes and fees are in addition to the taxes, fees, and assessments customarily paid by business entities conducting business in the State of Michigan and the City of Detroit. The Company recorded $36.0 million, $41.7 million, and 75.6 million for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009, respectively.

The Company is required to pay a daily fee to the City of Detroit (City) in the amount of 1% of adjusted gross receipts, increasing to 2% of adjusted gross receipts if adjusted gross receipts exceed $400 million in any one calendar year. Additionally, if and when adjusted gross receipts exceed $400 million, the Company will be required to pay $4 million to the City of Detroit. The Company’s adjusted gross receipts did not exceed $400 million during the calendar year ended 2010 and 2009, respectively.

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

On October 9, 2009, the Debtors filed a motion with the Bankruptcy Court to approve a settlement agreement (the Settlement Agreement) with the City, which resolved all disputes with the City. The Settlement Agreement provided, among other things, that:

●	The City should use its best efforts to support the Debtors efforts in obtaining the Tax Rollback effective as of February 15, 2009 before the MGCB (which was obtained on March 9, 2010);

●
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

●	Upon the receipt of the Final Cash Payment, the City should be deemed to have dismissed and waived any and all claims of default under the Development Agreement;

●	The City should cease its demand for a 1% tax increase due to the delayed completion of the Expanded Complex;

●	The City should consent to the transfer of the ownership of the Greektown Casino and the Development Agreement to the reorganized Debtors in accordance with the Plan; and

●	The City should take actions to dismiss all related litigation.

The Settlement Agreement was conditioned upon (i) approval of the Settlement Agreement by the Bankruptcy Court, which was obtained on February 22, 2010; and (ii) final approvals of the Settlement Agreement from various offices of the City, which were obtained on February 24, 2010.

The Predecessor paid the City $13.1 million for the City of Detroit Settlement during the six months ended June 30, 2010.

Note 12. Gaming Taxes and Fees (continued)

On March 9, 2010, the Michigan Gaming Control Board certified that the Casino was in compliance with the development agreement as of February 15, 2009 and as such was entitled to a tax adjustment retroactive to February 15, 2009. As a result of the retroactive adjustment, the Company recorded a gaming tax refundable from the State of Michigan for approximately $15.0 million at March 8, 2010, which was utilized instead of making daily wagering tax payments through September 10, 2010. As of September 30, 2010, there was no refundable amount outstanding.

On December 11, 2007, the Company entered into an Acknowledgement of Violation (AOV) with the Michigan Gaming Control Board. The AOV included four complaints addressing procurement, kiosks, electronic gaming device meters, and signage. Under the terms of the AOV, a total fine of $0.8 million was assessed, of which $0.3 million was immediately payable and $0.5 million would not be an obligation unless the Company commits similar violations for three years. The Company paid and recorded the $0.3 million as expense during 2007.

As no further violations have occurred since the date the AOV was signed, the three year AOV period ended at December 31, 2010

Note 13. Commitments and Contingencies

The Company is a defendant in various pending litigation. In management’s opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

The Revised Development Agreement also provides that should a triggering event as defined, occur, the Company must sell its assets, business, and operations as a going concern at their fair market value to a developer named by the City. The Company noted that for the period ended December 31, 2010, no triggering event has occurred.

As part of the bankruptcy reorganization process, the Company engaged Moelis & Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provides for a success fee if certain requirements are met. Moelis asserted administrative claim for fees and expenses totaling approximately $12.9 million, of which approximately $3 million was paid prior to the effective date of the reorganization.  The Company believes such amount substantially exceeds the amount to which Moelis is entitled under its engagement letter.  The Company has filed an objection to Moelis~~’~~’s administrative claim, and a hearing on that matter before the United States Bankruptcy Court for the Eastern District of Michigan is pending.

The Company requested a ruling from the Michigan Department of Treasury regarding certain potential  tax liabilities under the Michigan Business Tax (principally related to the survival of certain Michigan tax attributes such as net operating loss carryforwards and the tax basis of assets) arising from the June 30, 2010 restructuring transactions.  The Company failed to receive a favorable ruling.  In response, the Company has asked the Bankruptcy Court to issue a determination as to these matters. A hearing on the Company’s request for a determination was held on March 21, 2011, at which time the Bankruptcy Court requested that the parties submit further briefing.

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

        Certain of such claims have been withdrawn.  There are currently additional claims that may still be asserted. The amounts of such claims are estimated at approximately $0.6 million.

Note 14: Stock Based Compensation

On August 11, 2010 (supplemented on September 29, 2010), the Compensation Committee approved a director compensation program for members of the Company’s Board of Directors. Under the terms of the compensation program, the Chairperson of the Board shall receive an annual retainer of $225,000, the Vice Chairperson of the Board shall receive an annual retainer of $125,000, and all other board members shall receive an annual retainer of $75,000.  In addition, the Chairperson of the Audit Committee, the Nominating and Corporate Governance Committee, the Regulatory Compliance Committee and the Compensation Committee shall each receive an additional $25,000, and each member of the Board of Directors that serves on a committee in a non-chair capacity shall receive an additional $10,000.

All annual retainers will be paid half in cash and half in restricted shares of Series A-1 Common Stock, vesting in quarterly increments over a one year period.  Each director may elect annually to receive all or part of the equity portion of the award in cash.  Such cash payments will be made when the equity would have vested.

Note 14: Stock Based Compensation (continued)

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

The Company accounts for its stock based compensation in accordance with FASB ASC Topic 718. Stock based compensation expense for the successor six months ended December 31, 2010 totaled approximately $0.2 million.

The weighted-average fair value at the grant date of restricted stock granted during the successor six months ended December 31, 2010 was approximately $90.

The following table summarizes the Company’s restricted unvested stock activity for the successor six months ended December 31, 2010:

Shares
Unvested at July 1, 2010	-
Granted	9,274
Vested	(291)
Unvested at December 31, 2010	8,983

Note 15: Earnings per share

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

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the successor six months ended December 31, 2010 (in thousands, except per share data):

Successor
Six Months Ended December 31, 2010

Net loss attributable to common stockholders for basic computation	$(13,894)
Less: Preferred stock dividends	(6,097)
Less: Preferred stock dividends on shares underlying warrants	(2,486)

Adjusted net loss available to common stockholders	(22,477)

Basic loss per common share:
Weighted average common shares outstanding	140,146

Basic and diluted loss per common share	$(160.38)

Due to the Company’s net loss for the six months ended December 31, 2010, the dilutive effect of convertible preferred stock and warrants were not included in the computation of EPS, as their inclusion would have been anti-dilutive.

Note 16. 401(k) Plan

Employees of the Company can participate in a 401(k) Plan (the Plan). For union employees, Greektown Casino shall make contributions to the Plan based on years of service. The total payments made and expense recognized under the Plan by the Company was $1.0 million, $0.9 million, and $1.6 million for the successor six months ended December 31, 2010, predecessor six months ended June 30, 2010, and predecessor year ended December 31, 2009.

Note 17. Fair Value Measurements

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

Level 1:	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2:	Inputs to the valuation methodology include;

●	Quoted prices for similar assets or liabilities in active markets;
●	Quoted prices for identical or similar assets or liabilities in inactive markets;
●	Inputs other than quoted prices that are observable for the asset or liability;
●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The valuation methodologies for these can be found at Note 2.

Fair values of assets and liabilities measured on a recurring basis as of December 31, 2010 and predecessor year ended December 31, 2009 are as follows: Cash and cash equivalents, restricted cash, and certificates of deposit. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

Furthermore, while the Company believes its valuation methods are appropriate and consistent with other similar cash and cash equivalents, restricted cash, and certificates of deposit, the use of different methodologies or assumptions to determine the fair value of certain cash and cash equivalents, restricted cash, and certificates of deposit, could result in a different fair value measurement at the reporting date.

Fair values of assets measured on a recurring basis as of December 31, 2010 and December 31, 2009 are as follows (in thousands):

Assets at fair value as of year ended December 31, 2010

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$30,195	–	–	$30,195
Restricted cash	5,000			5,000
Certificates of deposit	534	-	-	534
Total assets at fair value	$35,729	$–	$–	$35,729

Assets at fair value as of year ended December 31, 2009

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$25,692	–	–	$25,692
Certificates of deposit	530	-	-	530
Total assets at fair value	$26,222	$–	$–	$26,222

Note 18.  Michigan Gaming Control Board Covenant

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

Note 18.  Michigan Gaming Control Board Covenant (continued)

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

City of Detroit Covenant

           The Company is required, within six months of the Effective Date, to propose a manager to the City of Detroit for approval by Detroit’s Mayor and City Council (which approval shall not be unreasonably withheld by the Mayor or the City Counsel); provided, that such time may be extended by the Mayor of the City of Detroit, in his discretion, for up to two one-month periods upon written request. In addition, any such manager or supplement to the existing management team would also be subject to the approval of the MGCB and any other applicable regulatory approvals.

Note 19. Subsequent Events

On January 3, 2011, the Company borrowed $14 million under the Revolving Credit Facility. The proceeds were used to fund operational expenses, including the semi-annual interest payments of  $18.3 million in relation to the Series A – 13% Senior Secured Notes and $6.8 million of interest in relation to the Series B  - 13% Senior Secured Notes due in 2015, for a total of $25.1 million.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Accounts receivable – gaming allowance
Description	Balance July 1, 2010	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance December 31, 2010
		Successor
Accounts receivable - gaming allowance	$1,988	$160	$217	$1,931

Description	Balance January 1, 2010	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance June 30, 2010
		Predecessor
Accounts receivable – gaming allowance	$236	$1,791	$39	$1,988

Description	Balance January 1, 2009	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance December 31, 2009
		Predecessor
Accounts receivable – gaming allowance	$2,417	$335	$2,516	$236

Deferred tax valuation allowance

Description	Balance July 1, 2010	Provisions for Deferred tax valuation allowance	Reversal	Balance December 31, 2010
		Successor
Deferred tax valuation allowance	$1,907	$6,263	$-	$8,170

Description	Balance January 1, 2010	Provisions for Deferred tax valuation allowance	Reversal	Balance June 30, 2010
		Predecessor
Deferred tax valuation allowance	$5,422	$-	$3,515	$1,907

Description	Balance January 1, 2009	Provisions for Deferred tax valuation allowance	Reversal	Balance December 31, 2009
		Predecessor
Deferred tax valuation allowance	$1,680	$3,742	$-	$5,422

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including our President (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, our President/Chief Financial Officer concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the President/Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

a) Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

b) Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

c) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

The Plan set forth the persons who were to become the initial members of the board of directors of the Company, subject to their approval by the MGCB.  Michael Duggan, who was one of the persons so named in the Plan,  was approved by the MGCB at its last meeting and became a board member of the Company on March 22, 2011.

Mr. Duggan has been President and Chief Executive Officer of Detroit Medical Center since January 2004, overseeing eight hospitals and 12,000 employees. Prior to that, Mr. Duggan served as the Wayne County Prosecutor from 2001 to 2003. From 1987 to 2000, Mr. Duggan was Deputy Wayne County Executive, during which period he oversaw ten departments and 6,000 employees with an annual budget of $1.5 billion. In 1995, Mr. Duggan was appointed by Governor John Engler as one of the eleven members of the Governor’s Blue Ribbon Commission on Casino Gaming. The Commission recommended that Michigan allow the construction of three new casinos in the City of Detroit, a recommendation that became the basis of the 1996 statewide ballot initiative that authorized the Detroit casinos.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 11. Executive Compensation.

The information required by this item is set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. The financial statements filed as part of this report are listed on the Index to the Consolidated Financial
Statements.

(a)(2) Financial Statement Schedules. Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits. Reference is made to the Exhibit Index. The exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K and are numbered in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEKTOWN SUPERHOLDINGS, INC.

By:	/s/ Clifford J. Vallier
Name: Clifford J. Vallier
Title: President, Chief Financial Officer and Treasurer Date: March 25, 2011

Signature	Title	Date

/s/ George Boyer	Executive Chairman of the Board, Chairman of the Board, Director (Principal Executive Officer)	March 25, 2011
George Boyer

/s/ Clifford J. Vallier	President, Chief Financial Officer and Treasurer (Chief Accounting Officer)	March 25, 2011
Clifford J. Vallier

/s/ John L. Bitove	Director	March 25, 2011
John L. Bitove

/s/ Mike Duggan	Director	March 25, 2011
Mike Duggan

/s/ Freman Hendrix	Vice Chairman of the Board, Director	March 25, 2011
Freman Hendrix

/s/ Yvette E. Landau	Director	March 25, 2011
Yvette E. Landau

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1
Second Amended Joint Plans of Reorganization filed with the United States Bankruptcy Court for the Eastern District of Michigan on December 7, 2009. (Schedules omitted. The Registrant hereby agrees to provide the omitted schedules to the Plan supplementally to the Securities and Exchange Commission upon request.)*

3.1	Certificate of Incorporation of Greektown Superholdings, Inc.*

3.2	Certificate of Amendment to the Certificate of Incorporation of Greektown Superholdings, Inc.*

3.3	Bylaws of Greektown Superholdings, Inc.*

4.1	Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated December 29, 2009.*

4.2	Form of Series A Preferred Stock Warrant.*

4.3	Indenture, dated June 30, 2010, by and among Greektown Superholdings, Inc., Wilmington Trust FSB and certain subsidiaries of Greektown Superholdings, Inc.**

10.1	Revised Development Agreement, dated August 5, 2002, by and among the City of Detroit, The Economic Development Corporation of the City of Detroit and Greektown Casino, L.L.C.*

10.2	Lease between Adam J. Maida Roman Catholic Archbishop of the Archdiocese of Detroit and Greektown Casino, LLC dated August 28, 2006.*

10.3	Amended Settlement Agreement dated February 22, 2010 among the City of Detroit, Greektown Casino, L.L.C., Greektown Holdings, L.L.C. and the other affiliated debtors and debtors in possession.*

10.4
Collective Bargaining Agreement effective June 13, 2008, by and between Greektown Casino, LLC., dba Greektown Casino, and the International Union, Security, Police, Fire Professionals Of America (IUSPFPA), and its Amalgamated Local #1227.*

10.5	Collective Bargaining Agreement dated October 17, 2007, between Greektown Casino, LLC, and The Detroit Casino Council.*

10.6	Consulting Agreement dated February 12, 2010, by and between Greektown Casino, L.L.C., and WG-Michigan LLC.*

10.7	Indemnification Agreement dated March 31, 2010, by and among Greektown Superholdings, Inc., George Boyer and certain other parties thereto.*

10.8	Indemnification Agreement dated March 31, 2010, by and among Greektown Superholdings, Inc., Cliff J. Vallier and certain other parties thereto.*

10.9	Purchase and Put Agreement, dated November 2, 2009, by and among the Put Parties. ***

10.10	First Amendment to the Purchase and Put Agreement dated January 11, 2010, by and among the Put Parties. ***

10.11	Disclosure Statement filed with the United States Bankruptcy Court for the Eastern District of Michigan on December 7, 2009. ****

10.12
Form of Litigation Trust Agreement, to be entered into by and among the Debtors, the trustee for the Litigation Trust and certain members of the governing board of the Litigation Trust appointed pursuant to the Plan.***

10.13	Form of Litigation Trust 8% Promissory Note.***

10.14	Letter Agreement, dated November 13, 2009, by and among the Put Parties and certain pre-petition lenders.***

10.15	Form of Management Agreement, to be entered into by and between Greektown Superholdings, Inc. and WG-Michigan, LLC. ****

10.16	Greektown Superholdings, Inc. Stock Incentive Plan. *****

10.17
Pledge and Security Agreement, dated June 30, 2010, by and among Greektown Superholdings, Inc., Greektown Newco Sub, Inc., Greektown Holdings, L.L.C., Greektown Casino, L.L.C., Realty Equity Company Inc., Contract Builders Corporation and Comerica Bank.*****

10.18
Pledge and Security Agreement, dated June 30, 2010, by and among Greektown Superholdings, Inc., Greektown Newco Sub, Inc., Greektown Holdings, L.L.C., Greektown Casino, L.L.C., Realty Equity Company Inc., Contract Builders Corporation and Wilmington Trust FSB.*****

10.19	Credit Agreement, dated June 30, 2010, by and between Greektown Superholdings, Inc. and Comerica Bank.**

10.20	Form of Indemnification Agreement, entered into by and between Greektown Superholdings, Inc. and each of the members of the Board of Directors.******

16.1	KPMG Letter dated March 31, 2010.*

21.1	List of Subsidiaries of Greektown Superholdings, Inc.*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with Form 10

** Previously filed with Form 8-K on July 2, 2010

*** Previously filed with Amendment No. 1 to Form 10

**** Previously filed with Amendment No. 2 to Form 10

***** Previously filed with Form S-4 on September 17, 2010

****** Previously filed with Amendment No. 3 to Form S-4 on December 15, 2010