Form 10-Q
period 2011-03-31
Greektown Superholdings, Inc.
filed 2011-05-13
CIK 1487685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
___________________

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to __________

Commission File Number 000-53921

GREEKTOWN SUPERHOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2216916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 East Lafayette, Detroit, Michigan (Address of principal executive offices)	48226 (Zip Code)

Registrant’s telephone number, including area code: (313) 223-2999

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]        No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]        No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [  ]     No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[X]  No [ ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12,600,000. As of March 31, 2011, there were 149,274 shares of Series A-1 Common Stock, $0.01 par value, and no shares of Series A-2 Common Stock, $0.01 par value, outstanding.

	TABLE OF CONTENTS

PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited)	3

	Consolidated Statements of Operations (unaudited)	5

	Consolidated Statements of Cash Flows (unaudited)	6

	Consolidated Statement of Shareholders’ Equity (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

PART II –	OTHER INFORMATION

Item 6.	Exhibits	48

Signatures

Part I – FINANCIAL INFORMATION

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands, except per share data)

	March 31,	December 31,
	2011	2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	26,149	$30,195
Restricted cash	7,500	5,000
Certificate of deposit	-	534
Accounts receivable – gaming, net	1,016	712
Accounts receivable – other, net	1,356	1,824
Notes receivable	2,000	2,000
Property tax refund receivable	3,451	3,451
Inventories	360	383
Prepaid expenses	4,311	2,106
Prepaid Michigan Gaming Control Board annual fee	6,211	8,754
Prepaid municipal service fees	2,312	3,434
Deposits	2,952	3,793
Total current assets	57,618	62,186

Property, building, and equipment, net	330,392	335,608

Other assets:
Financing fees - net of accumulated amortization	14,072	14,854
Deposits and other assets	30	30
Casino development rights	117,800	117,800
Trade names	26,300	26,300
Rated player relationships - net of accumulated amortization	58,650	62,100
Goodwill	110,252	110,252

Total assets	715,114	$729,130

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands, except per share data)

	March 31,	December 31,
	2011	2010
Liabilities and shareholders' equity	(unaudited)
Current liabilities:
Accounts payable	$13,429	$12,068
Taxes payable	450	295
Accrued interest	12,625	25,164
Unsecured distribution liability	10,000	10,000
Accrued expenses and other liabilities	12,625	9,626
Total current liabilities	49,129	57,153

Long-term liabilities:
Other accrued income taxes	8,887	8,887
Senior secured notes - net	365,054	364,218
Obligation under capital lease	2,507	2,510
Deferred income taxes	8,882	7,282
Total long-term liabilities	385,330	382,897

Total liabilities	434,459	440,050

Shareholders' equity:
Series A-1 preferred stock at $0.01 par value;
1,688,268 shares authorized, 1,463,535 shares issued and outstanding at March 31, 2011 and December 31, 2010	185,396	185,396
Series A-2 preferred stock at $0.01 par value;
645,065 shares authorized, 162,255 shares issued and outstanding at March 31, 2011 and December 31, 2010	20,551	20,551
Series A-1 preferred warrants at $0.01 par value;
202,511 shares issued and outstanding at March 31, 2011 and December 31, 2010	25,651	25,651
Series A-2 preferred warrants at $0.01 par value;
460,587 shares issued and outstanding at March 31, 2011 and December 31, 2010	58,342	58,342
Series A-1 common stock at $0.01 par value;
4,354,935 shares authorized, 140,735 shares issued and outstanding at March 31, 2011 and December 31, 2010	1	1
Series A-2 common stock at $0.01 par value;
645,065 shares authorized, no shares issued	–	–
Additional paid-in capital	13,129	13,033
Accumulated deficit	(22,415)	(13,894)
Total shareholders' equity	280,655	289,080
Total liabilities and shareholders' equity	$715,114	$729,130

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Operations (unaudited)
(In Thousands, except per share data)

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
Revenues
Casino	$86,620	$88,168
Food and beverage	6,133	6,229
Hotel	2,653	2,192
Other	1,300	1,233
Gross revenues	96,706	97,822
Less promotional allowances	12,912	11,742
Net revenues	83,794	86,080

Operating expenses
Casino	21,567	23,137
Gaming taxes	19,076	19,618
Food and beverage	3,126	895
Hotel	1,948	1,342
Marketing, advertising, and entertainment	1,721	2,075
Facilities	5,358	4,786
Depreciation and amortization	10,269	5,217
General and administrative expenses	11,674	10,896
Other	80	52
Operating expenses	74,819	68,018
Income from operations	8,975	18,062

Other expense
Interest expense	(12,590)	(18,815)
Amortization of finance fees	(1,687)	(1,039)
Other	(10)	(298)
Net loss on Chapter 11 related reorganization items	(1,054)	(8,106)
Total other expense, net	(15,341)	(28,258)

Loss before provisions for income taxes	(6,366)	(10,196)

Income tax expense – current	(555)	(760)
Income tax (expense) benefit – deferred	(1,600)	37
Net loss	$(8,521)	$(10,919)

Loss per share:
Basic	$(152.03)	N/A
Diluted	$(152.03)	N/A

Weighted average common shares outstanding	140,735	N/A
Weighted average common and common equivalent shares outstanding	140,735	N/A

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In Thousands)
	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Operating activities
Net loss	$(8,521)	$(10,919)
Adjustments to reconcile net (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	10,269	5,217
Amortization of finance fees and accretion of discount on senior notes	1,687	1,039
Chapter 11 related reorganization items	1,054	8,106
Deferred Michigan business tax	1,600	(37)
Stock compensation	96	–
Changes in current assets and liabilities:
Accounts receivable - gaming	(304)	333
Accounts receivable - other	468	471
State of Michigan gaming tax refundable	–	(740)
Inventories	23	55
Prepaid expenses	2,301	(931)
Notes receivables	–	460
Accounts payable	1,632	10,099
Accrued PIK interest	–	8,606
City of Detroit settlement agreement accrual	–	(3,947)
Accrued interest	(12,539)	(843)
Accrued expenses, and other liabilities	2,100	(704)
Net cash (used in) provided by operating activities before reorganization costs	(134)	16,265
Operating cash flows for reorganization costs	(271)	(9,276)
Net cash (used in) provided by operating activities	(405)	6,989

Investing activities
Increase in restricted cash	(2,500)	–
Capital expenditures	(1,603)	(2,970)
Redemption of (investment in) certificate of deposit	534	(1)
Net cash used in investing activities	(3,569)	(2,971)

Financing activities
Payments on notes payable	–	(452)
Financing fees paid	(72)	(9,195)
Net cash used in financing activities	(72)	(9,647)

Net decrease in cash and cash equivalents	(4,046)	(5,629)
Cash and cash equivalents at beginning of year	30,195	25,692
Cash and cash equivalents at end of year	$26,149	$20,063

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$25,245	$5,410
Cash paid during the period for income taxes	$400	$600

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)
(In Thousands)

	Successor Greektown Superholdings, Inc.
	Common Stock A-1	Common Stock A-2	Preferred Stock A-1	Preferred Stock A-2	Preferred Warrants A-1	Preferred Warrants A-2	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance at December 31, 2010	$1	$-	$185,396	$20,551	$25,651	$58,342	$13,033	$(13,894)	$289,080
Net loss							$-	$(8,521)	$(8,521)
Stock based compensation							96		96
Balance at March 31, 2011	$1	$-	$185,396	$20,551	$25,651	$58,342	$13,129	$(22,415)	$280,655

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 1.  Organization, Background and Bankruptcy Considerations

Organization

Greektown Holdings, L.L.C. (“Greektown Holdings”) was formed in September 2005 as a limited liability company owned by Kewadin Greektown Casino, L.L.C. (“Kewadin Greektown”), which was 100% owned by the Sault Ste. Marie Tribe of Chippewa Indians (the “Tribe”) and Monroe Partners, L.L.C. (“Monroe”). Greektown Holdings owns Greektown Casino, L.L.C. (“Greektown LLC”), which is engaged in the operation of a hotel and casino gaming facility known as Greektown Casino Hotel (“Greektown Casino”) located in downtown Detroit that opened November 10, 2000 under a license granted by the Michigan Gaming Control Board (“MGCB”) and a Development Agreement with the City of Detroit.

On May 29, 2008, Greektown Holdings, together with its direct and indirect subsidiaries and certain affiliates, filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan.  As contemplated by a plan of reorganization (the “Plan”) approved by the Bankruptcy Court, Greektown Superholdings, Inc. (“Greektown Superholdings,” and together with its subsidiaries “we,” “our,” “us,” “the Company,” or “Greektown,” unless the context otherwise required) was incorporated under the laws of the State of Delaware on March 17, 2010. As of the Effective Date as defined below, each of Greektown Superholdings and its wholly-owned subsidiary, Greektown Newco Sub, Inc. (the “Greektown Sub”), hold 50% of the outstanding membership interests of Greektown Holdings. Greektown Superholdings is a holding company that has no other operating assets.  Through its direct and indirect ownership of Greektown Holdings, Greektown Superholdings owns and operates Greektown Casino.  Greektown LLC also holds all the ownership interest in Contract Builders Corporation (“Contract Builders”) and Realty Equity Company, Inc. (“Realty Equity”), each of which owns real estate near Greektown Casino.  The assets of Trappers GC Partners, LLC (“Trappers”) were transferred to Greektown Casino and Trappers has been dissolved pursuant to the Plan.  Unless otherwise indicated or the context otherwise requires, the following discussion describes the business and operations of Greektown Superholdings after the Effective Date.  Greektown Superholdings’ corporate headquarters are located at 555 East Lafayette, Detroit, Michigan 48226.

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
For the Quarterly Period ended March 31, 2011

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

The terms of the Litigation Trust require that the Company fund $10.0 million to a segregated account, payable in four equal quarterly installments of $2.5 million commencing on September 30, 2010. The Company has funded a total of $7.5 million of this amount as of March 31, 2011 (see Note 2).

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

The Plan was confirmed on January 22, 2010. On the Effective Date, Greektown Superholdings issued $385 million in 13% Senior Secured Notes (the “New Senior Secured Notes”) and entered into a $30 million revolving credit facility with Comerica Bank, $20 million of which is currently available for borrowings (the “Revolving Loan” and, together with the New Senior Secured Notes, the “Exit Financing”).  On the Effective Date, the proceeds of the Rights Offering, the proceeds of the direct purchase of Preferred Stock, and the proceeds from the sale of the New Senior Secured Notes were used to pay all outstanding borrowings under our DIP financing facility (the “DIP Facility”), to repay the pre-petition secured claims, and to make other payments required upon exit from bankruptcy. The proceeds from the sale of the New Senior Secured Notes remaining after the foregoing payments were made, as well as the Revolving Loan, were used to provide ongoing liquidity to conduct our operations.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 2.  Summary of Significant Accounting Policies

Presentation and Basis of Accounting

The accompanying consolidated financial statements present the financial position of Greektown Superholdings and its wholly owned subsidiaries as of and for the three months ended March 31, 2011.  The accompanying consolidated statements of operations and cash flows of Greektown Holdings (the “Predecessor”) are presented for the three months ended March 31, 2011.

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles. However, they do contain all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods included therein. The interim results reflected in these financial statements are not necessarily indicative of results to be expected for the full fiscal year.

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

Promotional Allowances

The retail value of food, beverage, and other complimentary items furnished to customers without charge is included in revenues and then deducted as promotional allowances. The estimated costs of providing such promotional allowances are included in casino expenses as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
Food and beverage	$2,489	$3,019
Hotel	491	744
	$2,980	$3,763

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Restricted Cash

As of March 31, 2011, restricted cash consisted of $7.5 million. The cash was funded by the Company into a segregated bank account in accordance with the terms of the Litigation Trust. The terms of the Litigation Trust require the Company to fund $10.0 million in four equal quarterly installments of $2.5 million commencing on September 30, 2010. Restricted cash is classified as a current asset, as the restricted cash will be used to settle the unsecured distribution liability in 2011.

Goodwill and Intangible Assets

In accordance with accounting guidance related to goodwill and other indefinite-lived intangible assets, we test for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year, as of October 1 of each year, and in certain situations between those annual dates if interim indicators of impairment arise.

Goodwill is tested for impairment using a discounted cash flow model based on the estimated future results of the Company, discounted using the market participant based weighted-average cost of capital and market indicators of terminal year capitalization rates. The Company then compares the carrying value of its reporting unit to the estimated fair value of the reporting unit.

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually, as of October 1 of each year, by comparing the estimated fair value of the indefinite-lived intangible asset to the carrying values using the Greenfield discounted cash flow method and factors such as recent comparable licensing transaction in the market, profit split analysis, advertising expense as a percentage of net revenue, market position, and certain qualitative factors. Intangible assets with a definite life are amortized over their useful lives, which is the period over which an asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.Inherent in the reviews of the fair values of goodwill and intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, and accounts payable approximates fair value because of the short-term maturity of these instruments. As of March 31, 2011, the fair value of the senior secured notes was approximately $433.6 million, as determined by the Company using available market information. In addition, the capital lease obligation approximates its carrying value, as determined by the Company using available market information.

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements for the successor three months ended March 31, 2011 was $0.1 million. The Company’s predecessor did not record a stock-based compensation expense for the predecessor three months ended March 31, 2010 as there was no stock-based compensation plan in place at that time.

Earnings per Share

Basic loss per common share (“EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from the calculation of diluted EPS (see Note 10).

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Income and Other Taxes

 The Company is in a full valuation allowance and has not recorded a benefit on its losses during the quarter ended March 31, 2011. The Company records income taxes for the Michigan Business Tax (“MBT”), which is considered an income tax under the provisions of the Income Taxes topic of the FASB ASC. The MBT has a gross receipts tax component and an income tax component as of March 31, 2011. New legislation is being proposed which would revise the MBT, which, if enacted, could have a material impact on the Company’s deferred tax balance.

The Company has a deferred tax asset of approximately $20.9 million as of March 31, 2011 and has recorded a valuation allowance of approximately $17.0 million related to the deferred tax asset, as the Company believes that it is more likely than not that it will be able to realize the benefits of the deferred tax asset. The Company had a deferred tax liability of approximately $12.7 million as of March 31, 2011. These amounts are presented as a net long-term deferred tax liability of approximately $8.9 million. The Company recorded an estimated liability for 2011 MBT of approximately $0.5 million in taxes payable and an estimated income tax contingency of $8.9 million related to certain potential taxes that could be assessed in connection with the enactment of the Plan in other accrued income taxes. In addition, in connection with the emergence transaction, the Company has uncertainties regarding state tax attributes that could have a material impact on deferred taxes recorded in the consolidated balance sheet. The Company believes it is reasonably possible that such uncertainties could be resolved within the next twelve months.

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

Reclassification

Certain items in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

Recently adopted accounting pronouncements

The FASB issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard did not have an effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements. The Company is currently considering the impact of this guidance on its consolidated financial statements.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

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

The Plan also provided for, among other things:

●	the cancellation of the Old Senior Notes in the amount of $185.0 million;

●	the cancellation of pre-petition accounts payable in the amount of $14.2 million;

●	the cancellation of approximately $65.0 million of other indebtedness pertaining to pre-petition obligations;

●	payment in full of the DIP Facility in the amount of $193.4 million and related interest;

●	payment in full of the pre-petition secured debt that was in default in the amount of $367.3 million;

●	reinstatement, payment in full, or satisfaction in full by return of collateral of all other Allowed Claims (as defined in the Plan); and

●	the entry into of certain Exit Financing arrangements, which consisted of (i) the New Senior Secured Notes and (ii) the Revolving Loan.

Fresh Start Consolidated Balance Sheet

In accordance with the Reorganizations topic of the FASB ASC, the Company adopted fresh-start reporting upon the Effective Date.  The Company was required to apply the provisions of fresh-start reporting to its financial statements because the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, and the holders of the existing voting shares of the Predecessor’s common stock immediately before confirmation received less than 50% of the voting shares of the emerging entity.  Under the accounting guidance, fresh-start reporting is required on the date on which the plan of reorganization is confirmed by the Bankruptcy Court, but further provides that fresh-start reporting should not be applied until all material conditions to the Plan are satisfied.  All material conditions to the Plan were satisfied on the Effective Date.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 3.   Emergence from Chapter 11 (continued)

Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s enterprise value as set forth in the plan of reorganization to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Effective Date.  As set forth in the Disclosure Statement, the Company’s enterprise value was estimated to be in the range of $626.7 million to $696.2 million, with a mid-point estimate of $662.7 million, based on financial projections.  The Company’s enterprise value was estimated using various valuation methods, including (i) a calculation of the present value of projected free cash flows and a terminal value, using a range of discount rates (the “Discounted Cash Flow Analysis”); (ii) a comparison of the financial data of the reorganized Debtors with comparable publicly traded gaming companies (the “Comparable Companies Analysis”); and (iii) an analysis of comparable valuations indicated by precedent merger and acquisition transactions in the gaming industry (the “Precedent Transactions Analysis”).

The enterprise value using the Discounted Cash Flow Analysis was determined using the Predecessor’s financial projections for the periods through 2013.  The four year compounded annual growth rate used in the projections was 2.7%.  These financial projections were provided in the Disclosure Statement and included anticipated changes associated with the Company’s reorganization plans, general market conditions, as well as other pertinent economic factors.   The discount rate applied was in the range of 9% to 10%, which was calculated using a weighted average cost of capital analysis based on comparable statistics of the Company’s peer group.  The present value of all cash flows after 2013 were calculated using terminal values, which were calculated by applying exit multiples ranging from 7.0x to 8.0x the 2013 financial projections, which was then discounted in the range of 9% to 10%.  Exit multiples ranging from 7.0x to 8.0x were based upon comparable EBITDA multiples of the Company’s peer group.

Based upon an evaluation of relevant factors used in determining the range of enterprise value, including an assessment of the Company’s expected future cash flow projections, the Company concluded that the midpoint enterprise value estimate of $662.7 million should be used for fresh start reporting purposes, as it most closely approximates fair value.

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
For the Quarterly Period ended March 31, 2011

Note 3.   Emergence from Chapter 11 (continued)

Reorganization items and fresh start adjustments

Reorganization items represent amounts incurred as a direct result of the Chapter 11 cases and were comprised of the following for the successor three months ended  March 31, 2011 and  the predecessor three months ended March 31, 2010 (in thousands):

	Successor	Predecessor
	Three Month Ended March 31,	Three Month Ended March 31,
	2011	2010
Non-cash reorganization items and fresh start adjustments:
Discharge of liabilities subject to compromise	$217	$-
Total non-cash reorganization items	217	-
Professional fees and expenses:
Legal professional fees	(1,112)	(5,888)
Consulting professional fees	(37)	(2,160)
U.S. Trustee fees and other expenses	(122)	(58)
Total professional fees and expenses	(1,271)	(8,106)
Net loss gain on reorganization items	$(1,054)	$(8,106)

Professional fees include financial advisory, consulting, tax, legal, real estate and valuation services, among other items, that are directly associated with the Chapter 11 reorganization process.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 4. Property Tax Refund Receivable

The Company’s original hotel and parking structures property tax assessment for 2008 through 2010 was disputed by the Company. The Company recorded as an expense and paid the original amounts assessed by the City of Detroit.

During the quarter ended March 31, 2011, the Company and the City of Detroit entered into a settlement agreement to reduce the property tax basis going forward and provide a retroactive reduction to the basis resulting in a refund of approximately $3.5 million for 2008 through 2010. The Company received a partial payment of approximately $2.6 million from the City of Detroit subsequent to March 31, 2011. The Company expects to be paid the remaining $0.8 million from the City of Detroit during 2011.

Note 5.  Goodwill & Other Identifiable Intangible Assets

Goodwill represents the excess of the reorganization value of Greektown Superholdings over the fair value of tangible and identified intangible net assets upon emergence from bankruptcy.  Greektown recorded goodwill of $110.3 million upon the application of fresh start reporting.

Other identifiable intangible assets consist of the following (in thousands):

Other identifiable intangible assets	Gross Amount	Accumulated Amortization	Net Intangible Asset	Assumed Useful Life

Trade names	$26,300	$-	$26,300	Indefinite
Rated player relationships	69,000	10,350	58,650	5-years
Casino development rights	117,800	-	117,800	Indefinite
Total other identifiable intangible assets	$213,100	$10,350	$202,750

Amortization expense related to the rated player relationships intangible asset for the three months ended March 31, 2011 totaled $3.45 million. Annual amortization expense for the years ended December 31, 2011, 2012, 2013 and 2014, is estimated to be $13.8 million for each of the respective years, and approximately $6.9 million for the year ended December 31, 2015.

Upon the Effective Date, in connection with fresh start reporting, the Company recognized Greektown Casino’s trade names, rated player relationships and casino development rights under the Development Agreement at estimated fair value as set forth in the table above. Intangible assets related to Greektown Casino were valued by valuation professionals who used income and cost-based methods, as appropriate.  The Greektown trade name was valued based on the relief from royalty method, which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee, and a discount rate.

The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates from similar assets to reach a 1% royalty rate.

Casino development rights were valued based on the Greenfield method, which is a function of the cost to build a new casino operation, the build out period, and projected cash flows attributable to the Casino once operational, at a discount rate.  The value assigned to the rated player relationships is based on the present value of future earnings using the replacement cost method based on internally developed estimates.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 5.  Goodwill & Other Identifiable Intangible Assets (continued)

The determination of fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurances that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially.

Note 6.  Debt

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
Successor

Exit Facility

Purchase Agreement; Indenture; Notes

On June 25, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”), by and between the Company and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $280.2 million principal amount of its “New Senior Secured Notes”) which are guaranteed (the “Guarantees”) by substantially all of the Company’s domestic subsidiaries (the “Guarantors” and, together with the Company, the “Obligors”) which executed a joinder to the Purchase Agreement on June 30, 2010.

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

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 6.  Debt (continued)

Security:  The New Senior Secured Notes and the related Guarantees are secured by a second-priority lien on (i) substantially all of the properties and assets of the Company and each Guarantor, whether now owned or hereafter acquired, except certain excluded assets and (ii) a pledge of all the capital stock of all the subsidiaries of the Company, subject to certain limitations (in each case subject to certain permitted prior liens and liens securing certain permitted priority lien debt, including borrowings under the Company’s revolving credit facility described below).

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

The New Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year beginning on the date of the Indenture and ending December 31, 2010. No excess cash flow payments were required to be made by the Company for the fiscal year ended December 31, 2010.

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

Covenants:  The Indenture contains covenants limiting the ability of Greektown Superholdings and/or its direct and indirect subsidiaries  to, among other things, (i) engage in businesses other than the operation of Greektown Casino; (ii) incur or guarantee additional indebtedness; (iii) create liens; (iv) make certain investments; (v) pay dividends on or make payments in respect of capital stock; (vi) consolidate or merge with other companies; (vii) sell certain assets; (viii) enter into transactions with affiliates; (ix) agree to negative pledge clauses and (x) enter into sales and leasebacks. Failure to comply with these covenants could result in a default under the Indenture unless Greektown Superholdings obtains a waiver of, or otherwise mitigates, the default.

Events of Default:  The Indenture for the New Senior Secured Notes contains events of default, including (i) failure to pay principal, interest, fees or other amounts when due; (ii) breach of any covenants which are not cured within a stated cure period; (iii) default under certain other indebtedness; (iv) becoming subject to certain judgments; (v) failure to keep liens or security interests valid; (vi) certain events of bankruptcy or insolvency; (vii) impairment of any collateral to the loans; (viii) ceasing to own the casino complex; or (ix) loss of gaming or certain other licenses, or the legal authority to conduct gaming activities. A default could result in an acceleration of the amounts outstanding under the New Senior Secured Notes.

Revolving Credit Agreement

On the Effective Date, the Company entered into a Credit Agreement with Comerica Bank (the “Credit Agreement”) for the Revolving Loan.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 6.  Debt (continued)

General: The Credit Agreement provides for the Revolving Loan, which is a three and one-half year revolving credit facility in an aggregate principal amount initially of up to $20 million (increasing to $30 million upon the discharge and release of existing mortgages on the Trappers Parcel (as defined below) securing indebtedness owed by third parties (the “Trappers Mortgage Release”) including $5 million for the issuance of standby letters of credit.  The maximum expiration of individual letters of credit is twelve months after the issuance thereof or, if earlier, the maturity of the Revolving Loan.

Security and Guarantees.  The Revolving Loan is secured by a perfected first priority lien and security interest on all the assets of the Company and all its direct and indirect subsidiaries, excluding, among other things, the Company’s gaming license.

Interest and Fees.  Borrowings under the Revolving Loan initially bear interest at an annual rate of LIBOR plus 3.50%, or the higher of Comerica Bank’s prime reference rate and 3.25%.  Upon the Trappers Mortgage Release, the Revolving Loan will bear interest at an annual rate of LIBOR plus 1.75% (if the Leverage Ratio (as defined below) is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1) or at an annual rate of (a) the higher of (i) Comerica Bank’s prime reference rate and (ii) 2.50% minus (b) 0.50% (if the Leverage Ratio is greater than or equal to 4 to 1) or 1% (if the Leverage Ratio is less than 4 to 1).  There is a facility fee of 0.50% per annum on the aggregate revolving credit commitment amount payable quarterly in arrears commencing on July 1, 2010 (in respect of the prior fiscal quarter or portion thereof), and on the first day of each fiscal quarter thereafter.  There is also a non-refundable letter of credit fee of 3.50% per annum on the face amount of each letter of credit payable quarterly in advance. Upon the Trappers Mortgage Release, the interest rate spread above LIBOR drops to 1.75% (if the Leverage Ratio is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1).  “Leverage Ratio” means as of the last day of any fiscal quarter of the Company, the ratio of an amount equal to, on a consolidated basis, the sum of all of the funded debt of the Company and its subsidiaries as of such date, excluding all subordinated debt, to EBITDA (as defined below) for the four fiscal quarters then ending.  Adjustments to the interest rate and the applicable letter of credit fee rate are implemented quarterly based on the Leverage Ratio.

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

Certain Covenants.  The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions and materiality thresholds, the ability of the Company and its subsidiaries to sell assets and property, incur additional indebtedness, create liens on assets, make investments, loans, guarantees or advances, make distributions, dividends or payments on account of, or purchase, redeem or otherwise acquire, any of the Company’s capital stock, prepay certain indebtedness, engage in acquisitions, mergers or consolidations, engage in transactions with affiliates, amend agreements governing the Company’s indebtedness, including the New Senior Secured Notes, make capital expenditures, enter into negative pledges, change the fiscal year and change the Company’s or any subsidiary’s name, jurisdiction of incorporation, or the location at which any Collateral is stored.  The Company has also agreed to complete the Trappers Mortgage Release within one year following the date of the Revolving Loan.

In addition, the Credit Agreement contains a financial covenant pursuant to which the Company must maintain, as of each Test Date, a Fixed Charge Coverage Ratio of not less than 1.05 to 1 (measured from the Effective Date until the applicable determination date for all fiscal quarters ending on or before March 31, 2011, and thereafter, on a trailing twelve month basis).  “Test Date” means (i) the last day of each fiscal year of the Company, and (ii) the last day of each fiscal quarter, if the sum of the average daily outstanding advances plus the aggregate undrawn face amount of all issued, outstanding and unexpired letters of credit under the Revolving Loan exceeded $7.5 million during such quarter or if there are any advances outstanding under the Revolving Loan on the last day of such fiscal quarter.  “Fixed Charge Coverage Ratio” means EBITDA divided by the sum, without duplication, of (i) cash interest expense, (ii) principal payments, (iii) cash income tax payments, (iv) restricted payments paid or payable in cash, (v) unfinanced capital expenditures, and (vi) capitalized lease payments.  For the September 30, 2010, December 31, 2010 and March 31, 2011 measuring periods, unfinanced capital expenditures were assumed to be the lesser of (x) actual unfinanced capital expenditures and (y) $3 million, $6 million and $9 million, respectively.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 6.  Debt (continued)

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

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 6.  Debt (continued)

As of three months ended March 31, 2011, the Company had approximately $0.9 million of letters of credit outstanding.

The Company has reached an agreement in principle with Comerica Bank pursuant to which the parties have agreed to certain modifications to the Credit Agreement.  Specifically, the Credit Agreement will be amended as follows:

●
Extend until June 30, 2012 the deadline for the Company’s obligation to discharge and release certain existing mortgages (the “Trappers Liens”) on a small parcel of real property underlying a portion of the Company’s casino operations;

●	Eliminate the $20 million limit on the amount of the revolver available for borrowing by the Company at any time, such that the entire $30 million facility will be available for borrowing;

●
Eliminate the requirement that there be no debt outstanding on the revolver before and after giving effect to annual excess cash flow payments on the Company’s outstanding 13% Senior Secured Notes due 2015;

●
Modify the Fixed Charge Coverage Ratio covenant in the Credit Agreement to exclude specified capital expenditures and to provide that the Fixed Charge Coverage Ratio will be tested only on an annual basis;

●
Reduce to Libor plus 250bps the rate of interest payable in respect of borrowings under the revolver and any letters of credit issued under the Credit Agreement prior to the discharge of the Trappers Liens;

●
Add a covenant requiring that the Company achieve specified minimum earnings before interest, taxes, depreciation and amortization during twelve month periods ending on the Company’s second fiscal quarter; and

●	Add a 45 day annual revolver “clean up period” during which the Company will be required to maintain a $0 balance on the revolver for a period of 45 consecutive days.

These changes will be included in a formal amendment to the Credit Agreement, the form of which has been agreed upon, subject to approval of the amendment by the MGCB.  The Company is seeking approval of the MGCB to modify the fixed charge coverage ratio required to be maintained by Greektown by the MGCB in order to exclude specified capital expenditures agreed to by Comerica Bank and to test the covenant only on an annual basis. There can be no assurance that necessary MGCB approvals will be obtained.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 7.  Shareholders’ Equity (Successor)

Common Stock

Greektown Superholdings is authorized to issue 5 million shares of Common Stock, of which 149,274 shares were issued and outstanding as of March 31, 2011 (including 8,539 unvested restricted shares).  A total of 4,354,935 shares of Greektown Superholdings’ Common Stock are designated as Series A-1 Common Stock, par value $0.01 per share (the “Series A-1 Common Stock”), and a total of 645,065 shares of Greektown Superholdings’ Common Stock are designated as Series A-2 Common Stock, par value $0.01 per share (the “Series A-2 Common Stock”). Each share of Series A-1 Common Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Common Stock and such shares differ only with respect to voting rights, as set forth below.

Preferred Stock

Greektown Superholdings is authorized to issue 2,333,333 shares of Preferred Stock.  A total of 1,688,268 shares of Greektown Superholdings’ Preferred Stock are designated as  Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), of which 1,463,535 were issued and outstanding as of December 31, 2010.  A total of 645,065 shares of Greektown Superholdings’ Preferred Stock are designated as Series A-2 Participating Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred Stock,” and together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”), of which 162,255 shares were issued and outstanding as of December 31, 2010. A holder’s shares of Series A Preferred Stock are voluntarily convertible at the election of such holder at any time after December 31, 2010 and all shares of Series A Preferred Stock are mandatory convertible upon the vote or written consent of 66 2/3% of the then outstanding shares of Series A Preferred Stock voting together as a single class (with each holder of Series A-1 Preferred Stock and each holder of Series A-2 Preferred Stock entitled to cast one vote with respect to each share of Series A-1 Preferred Stock or Series A-2 Preferred Stock held by such holder). Each share of Series A-1 Preferred is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-1 Common Stock as is determined by dividing (A) the sum of $100 per share of Series A Preferred Stock plus an amount equal to the aggregate amount of accrued but unpaid dividends per share of Series A Preferred Stock whether or not declared and subject to certain adjustments (the “Series A Reference Price”) by (B) the Series A Conversion Price (defined below) in effect at the time of conversion, and (ii) the maximum number of shares of Series A-1 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation of Greektown Superholdings and in compliance with the requirements of the MGCB. Each share of Series A-2 Preferred Stock is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-2 Common Stock as is determined by dividing the Series A Reference Price by the Series A Conversion Price in effect at the time of conversion and (ii) the maximum number of shares of Series A-2 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation and in compliance with the requirements of the MGCB. The “Series A Conversion Price” means an amount initially equal to $100 but which is subject to adjustment for stock splits, combinations, certain dividends and distributions and with respect to mergers, reorganizations and similar transactions as set forth in the Certificate of Incorporation. Each share of Series A-1 Preferred Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Preferred Stock and such shares differ only with respect to voting rights, as set forth below.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 7.  Shareholders’ Equity (Successor) (continued)

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

Voting Rights. The holders of Series A-1 Common Stock are entitled to ten (10) votes for each outstanding share of Series A-1 Common Stock. The holders of Series A-2 Common Stock are entitled to one (1) vote for each outstanding share of Series A-2 Common Stock; provided, however, that, except as otherwise required by law, holders of Common Stock are not entitled to vote on any amendment to the Certificate of Incorporation that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the General Corporation Law of the State of Delaware. Except as provided below, the holders of Series A-1 Preferred Stock are entitled a number of votes equal to ten (10) times the number of shares of Series A-1 Common Stock into which each such share of Series A-1 Preferred Stock is then convertible. Except as provided below, the holders of Series A-2 Preferred Stock are entitled to a number of votes equal to one (1) times the number of shares of Series A-2 Common Stock into which each such share of Series A-2 Preferred Stock is then convertible. Except as provided by law and as set forth below, holders of Series A-1 Preferred Stock and holders of Series A-2 Preferred Stock will vote together with the holders of Common Stock as a single class. The approval of a majority of the votes of Series A-1 Preferred Stock are required in order to amend, alter or repeal any provision of the Certificate of Incorporation or Bylaws of Greektown Superholdings if such amendment, alteration or repeal would adversely affect the Series A-1 Preferred Stock in a manner different than it would affect the Series A-2 Preferred Stock. The approval of a majority of the votes of Series A-2 Preferred Stock are required in order to amend, alter or repeal any provision of the Certificate of Incorporation or Bylaws of Greektown Superholdings if such amendment, alteration or repeal would adversely affect the Series A-2 Preferred Stock in a manner different than it would affect the Series A-2 Preferred Stock. Any of the rights, powers, preferences and other terms of the Series A Preferred Stock set forth in the Certificate of Incorporation may be waived on behalf of all holders of Series A Preferred Stock by the affirmative written consent or vote of the holders of sixty six and two thirds percent (66 2/3%) of the shares of Series A Preferred Stock then outstanding (with each holder of Series A-1 Preferred Stock and each holder of Series A-2 Preferred Stock entitled to cast one vote with respect to each share of Series A-1 Preferred Stock or Series A-2 Preferred Stock held by such holder) voting together as a single class.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 7.  Shareholders’ Equity (Successor) (continued)

Dividends. Each share of Series A Preferred Stock (including unissued shares) accrues dividends on a daily basis at a rate equal to 7.5% per annum of the Series A Reference Price (whether or not declared), subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock. Such dividends are cumulative; provided, however, that such dividends shall be payable only when, as, and if declared by the Board, and for so long as Greektown Superholdings is subject to the jurisdiction of the MGCB, Greektown Superholdings may not pay any dividends unless such dividends are approved by, and issued in compliance with the regulations and restrictions imposed by, the MGCB. Greektown Superholdings may not declare, pay or set aside any dividends on shares of any other class or series of capital stock of Greektown Superholdings (other than dividends on shares of Common Stock payable in shares of Common Stock) unless the holders of the Series A Preferred Stock then outstanding will first receive, or simultaneously receive, a dividend equal to (i) the amount of accrued but unpaid dividends with respect to each share of Series A Preferred Stock plus (ii) either (A) in the case of a dividend on Common Stock or any class or series of capital stock convertible into Common Stock, the amount that would have been payable with respect to each share of Series A Preferred Stock if such share had been converted to Common Stock on the record date for payment of such dividend or (B) in the case of a dividend on any class or series of capital stock that is not convertible into Common Stock, an amount determined by (x) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of each share of such class or series of capital stock and (y) multiplying such fraction by the Series A Reference Price; provided that, if Greektown Superholdings declares, pays or sets aside, on the same date, a dividend on more than one class or series of capital stock, the holders of Series A Preferred Stock will receive an amount calculated based on the dividend on the class or series of capital stock that would result in the highest Series A Preferred Stock dividend.

Distributions. All distributions to the shareholders of Greektown Superholdings upon a voluntary or involuntary liquidation, dissolution or winding up of Greektown Superholdings, if any, will be made in accordance with the order and priority set forth in the Certificate of Incorporation.

Warrants to Purchase Series A Preferred Stock

On the effective date, Greektown Superholdings issued warrants to purchase shares of Series A-1 Preferred Stock and warrants to purchase shares of Series A-2 Preferred Stock, in each case, at an initial purchase price per share equal to $0.01 (the “Warrant Shares”), subject to adjustment as set forth in the Warrant to Purchase Series A Convertible Preferred Stock (the “Warrant”), which is the form of a warrant used for both warrants to purchase the Series A-1 Preferred Stock and warrants to purchase the Series A-2 Preferred Stock. Greektown Superholdings entered into such warrants with any Put Party and/or holder of Old Senior Notes who elected to purchase Preferred Stock representing more than 4.9% of the capital stock of Greektown Superholdings as of the Effective Date, or if such party that qualified as an “Institutional Investor” under Michigan gaming law elected to purchase more than 14.9% of the capital stock of Greektown Superholdings as of the Effective Date.

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

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 7.  Shareholders’ Equity (Successor) (continued)

Early Termination.  In the event of any capital reorganization, or any reclassification of the capital stock of Greektown Superholdings (other than a change in par value or from par value to no par value or no par value to par value or as a result of a stock dividend or subdivision, split-up or combination of shares), or the consolidation or merger of Greektown Superholdings with or into another corporation (other than a merger solely to effect a reincorporation of Greektown Superholdings into another state), or the sale, lease, transfer, exclusive license or other disposition in a single transaction or series of related transactions of all or substantially all of its assets to any other person and such transaction results in a liquidation, dissolution or winding up of Greektown Superholdings pursuant to Section B.3 of Article 4 of Greektown Superholdings’ Certificate of Incorporation, at any time prior to the earlier of the expiration of a Warrant or the exercise in full of a Warrant, each holder of a Warrant will be entitled to receive, subject to the consummation of such event, the cash, securities and other property that such holder would have received in respect of the Warrant Shares had such holder exercised its Warrant immediately prior to the effective time of such event less an amount equal to (i) the number number of Warrant Shares then subject to the applicable Warrant multiplied by (ii) the purchase price per share of such Warrant in effect at the time of such event.

Limitations on Exercise. The exercise of each Warrant and the issuance of the Warrant Shares by Greektown Superholdings upon such exercise are subject to Article Twelfth of the Certificate of Incorporation, which prohibits the issuance of shares of capital stock of Greektown Superholdings in certain circumstances.

Note 8.  Gaming Taxes and Fees

Under the provisions of the Michigan Gaming Control and Revenue Act (the “Act”), casino licenses are subject to the following gaming taxes and fees on an ongoing basis:

●	An annual licensing fee;

●	An annual payment, together with the other two casino licensees, of all MGCB regulatory and enforcement costs. The Company paid $10.2 million for its portion of the annual assessment in 2010;

●	A wagering tax, calculated based on adjusted gross gaming receipts, payable daily, of 19%.

●	A municipal services fee in an amount equal to the greater of 1.25% of adjusted gross gaming receipts or $4 million annually.

These gaming taxes and fees are in addition to the taxes, fees, and assessments customarily paid by business entities conducting business in the State of Michigan and the City of Detroit. The Company recorded $19.0 million and $19.6 as gaming tax expense for the successor three months ended March 31, 2011 and predecessor three months ended March 31, 2010, respectively.

The Company is also required to pay a daily fee to the City of Detroit (City) in the amount of 1% of adjusted gross receipts, increasing to 2% of adjusted gross receipts if adjusted gross receipts exceed $400 million in any one calendar year. Additionally, if and when adjusted gross receipts exceed $400 million, the Company will be required to pay $4 million to the City of Detroit. The Company does not anticipate its adjusted gross receipts to exceed $400 million during the calendar year 2011.

Initially, we were required to pay a combined State of Michigan and City of Detroit wagering tax rate equal to 24% of our adjusted gross receipts. Pursuant to the Michigan Gaming Act, once we had 400 fully operational hotel rooms operating for 30 consecutive days and we were otherwise in compliance with the development agreement, we would be eligible for a reduction in the combined State of Michigan and City of Detroit wagering tax rate from 24% to 19% of our adjusted gross receipts (the “Tax Rollback”). MGM Detroit and MotorCity had received the Tax Rollback prior to 2009. On February 15, 2009, we opened our hotel including 400 guest rooms to the public. We contended that we were eligible for the Tax Rollback as of February 15, 2009. The City of Detroit had objected to our eligibility based on its contention that we were not in compliance with the Revised Development Agreement that Greektown LLC entered into with the City of Detroit and the Detroit Economic Development Corporation on August 2, 2002 (the “Development Agreement”). Various litigation ensued with the City of Detroit in connection with these disputes. On October 9, 2009, the Debtors filed a motion with the Bankruptcy Court to approve an amended settlement agreement (the “Amended Settlement Agreement”) with the City of Detroit.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 8.  Gaming Taxes and Fees (continued)

The Bankruptcy Court approved the Amended Settlement Agreement on February 22, 2010, which provides for a resolution of all disputes with the City of Detroit. The Amended Settlement Agreement was conditioned upon (i) approval of the Amended Settlement Agreement by the Bankruptcy Court, which was obtained on February 22, 2010; and (ii) final approvals of the Amended Settlement Agreement from various offices of the City of Detroit, which were obtained on February 24, 2010. Pursuant to the Amended Settlement Agreement, among other things:

●
the City of Detroit agreed to use its best efforts to support the Debtors; efforts in obtaining the Tax Rollback effective as of February 15, 2009 before the MGCB (which was obtained on March 9, 2010);

●
the Debtors agreed to pay the City of Detroit a settlement in the aggregate amount of $16.6 million (the “Settlement Payment”), less certain credits described below, subject to the following provisions: (i) the Debtor agreed to pay initial cash payment of $3.5 million (the “Initial Cash Payment”) within two business days after entry of an order by the Bankruptcy court approving the Settlement Agreement; (ii) a credit was required to be applied to reduce the Settlement Payment in an amount equal to the difference between (a) the amount of gaming taxes actually paid to the City between February 15, 2009 and February 15, 2010 and (b) the amount of gaming taxes that would have been paid through the date of the settlement to the City had the Tax Rollback been effective as of February 15, 2009); and (iii) the Debtors agreed to pay a final cash amount of $9.6 million (the “Final Cash Payment”), which is the remaining amount of Settlement Payment after the Initial Cash Payment and the application of the credit described above;

●	upon the receipt of the Final Cash Payment, the City was deemed to have dismissed and waived any and all claims of default under the Development Agreement;

●	the City agreed to cease its demand for a 1% tax increase due to the delayed completion of the Expanded Complex;

●	the City agreed to consent to the transfer of the ownership of the Greektown Casino and the Development Agreement to the reorganized Debtors in accordance with the Plan; and

●	the City agreed to take actions to dismiss all related litigation.

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
For the Quarterly Period ended March 31, 2011

Note 9: Stock Based Compensation (continued)

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

The Company accounts for its stock based compensation in accordance with ASC Topic 718. Stock based compensation expense for the three months ended March 31, 2011 totaled $0.1 million.

The weighted-average fair value at the grant date of restricted stock granted during the quarter ended March 31, 2011 was approximately $90.

The following table summarizes the Company’s restricted unvested stock activity for the three months ended March 31, 2011:

Shares
Unvested at December 31, 2010	8,983
Vested	(444)
Unvested at March 31, 2011	8,539

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 10: Earnings per share

EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if certain restrictions lapse on restricted stock awards and preferred stock and warrants are converted to common stock. Anti-dilutive securities are excluded from diluted EPS.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the three months ended March 31, 2011 (in thousands, except per share data):

Successor
Three months ended March 31, 2011

Net loss attributable to common stockholders for basic computation	$(8,521)
Less: Preferred stock dividends	(9,145)
Less: Preferred stock dividends on shares underlying warrants	(3,730)

Adjusted net loss available to common stockholders	(21,396)

Basic loss per common share:
Weighted average common shares outstanding	140,735

Basic and diluted loss per common share	$(152.03)

Due to the Company's net loss for the three months ended March 31, 2011, the dilutive effect of convertible preferred stock and warrants were not included in the computation of EPS, as their inclusion would have been anti-dilutive.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

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

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 11. Fair Value Measurements (continued)

Fair values of assets measured on a recurring basis as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

Assets at fair value as of March 31, 2011

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$26,149	-	-	$26,149
Restricted cash	7,500			7,500
Total assets at fair value	$33,649	$-	$-	$33,649

Assets at fair value as of December 31, 2010
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$30,195	-	-	$30,195
Restricted cash	5,000			5,000
Certificates of deposit	534	-	-	534
Total assets at fair value	$35,759	$	$	$35,759

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

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

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 12.  Michigan Gaming Control Board Covenant (continued)

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

The Company is seeking approval of the MGCB of certain amendments with respect to the fixed coverage ratio (see Note 6).

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

City of Detroit Covenant

The Company is required, within six months of the Effective Date, to propose a manager to the City of Detroit for approval by Detroit’s mayor and city council (which approval shall not be unreasonably withheld by the mayor or the city counsel); provided, that such time may be extended by the mayor of Detroit, in his discretion, for up to two one-month periods upon written request. In February 2011, the City Council approved an extension of this deadline to May 31, 2011.  In addition, any such manager or supplement to the existing management team would also be subject to the approval of the MGCB and any other applicable regulatory approvals. On March 22, 2011 the Company announced that it had extended an offer to Michael Puggi of the position of President and Chief Executive Officer of Greektown.  The offer is subject to the negotiation and execution of a mutually agreeable employment agreement and approval of Mr. Puggi by the Michigan Gaming Control Board and the City of Detroit.

Note 13. Commitments and Contingencies

The Company is a defendant in various pending legal actions. In management’s opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

Under the Revised Development Agreement, should a triggering event as defined, occur the Company must sell its assets, business, and operations as a going concern at their fair market value to a developer named by the City. The Company noted that for the period ended March 31, 2011, no triggering event has occurred.

As part of the bankruptcy reorganization process, the Company engaged Moelis & Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provides for a success fee if certain requirements are met. Moelis asserted administrative claim for fees and expenses totaling approximately $12.9 million, of which approximately $3 million was paid prior to the effective date of the reorganization.  The Company believes such amount substantially exceeds the amount to which Moelis is entitled under its engagement letter.  The Company has filed an objection to Moelis~~’~~'s administrative claim, and a hearing on that matter before the United States Bankruptcy Court for the Eastern District of Michigan is pending.

The Company requested a ruling from the Michigan Department of Treasury regarding certain potential  tax liabilities under the Michigan Business Tax (principally related to the survival of certain Michigan tax attributes such as net operating loss carryforwards and the tax basis of assets) arising from the June 30, 2010 restructuring transactions.  The Company failed to receive a favorable ruling.  In response, the Company has asked the Bankruptcy Court to issue a determination as to these matters. A hearing on the Company's request for a determination was held on March 21, 2011, at which time the Bankruptcy Court requested that the parties submit further briefing.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Note 13. Commitments and Contingencies (continued)

Certain parties to contracts entered into prior to the commencement of the Debtors' bankruptcy proceedings have asserted claims alleging that the Company assumed those contracts and is responsible for amounts  necessary to cure prepetition defaults under such contracts.  Other similar claims may still be asserted. The Company may become involved in disputes over the nature and amount of such claims.

Certain of such claims have been withdrawn.  There are currently additional claims that may still be asserted. The amounts of such claims are estimated at approximately $0.6 million.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

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

●	approximately 2,810 attached and 1,750 unattached parking spaces, including over 600 parking spaces for valet parking services;

●	10,000 square feet of convention space;

●	a 400-room hotel;

●	four restaurants, including a 180-seat “International Buffet”;

•	several food outlets on the gaming floor; and

●	eight bars and two entertainment facilities.

Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and six interstate highways passing through downtown Detroit. We estimate that Greektown Casino attracts approximately 17,200 patrons per day on average, and we believe a significant number of these patrons make regular visits to our property. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors. From inception we had approximately 1.3 million people in our database for Club Greektown. As of March 31, 2011, approximately 159,000 of the people in our database had visited Greektown Casino during the preceding three months. We believe the gaming market in the Detroit area, which consists of three commercial casinos in Michigan (the “Detroit Commercial Casinos”), together with the commercial casino in Windsor, Ontario (the “Metro Detroit Gaming Market”), is primarily a “drive-to” gaming market, with over 95% of patrons residing within 100 miles of Greektown Casino.

Key Financial Statement Terms

Revenues

Our gross revenues are derived from casino revenues, food and beverage revenues, hotel revenues and other revenues. Our largest component of revenues is casino revenues, which represented approximately 89.7% of our total gross revenues for the successor three months ended March 31, 2011 and 90.1% of our gross revenues for the predecessor three months ended March 31, 2010. Gross casino revenues are comprised of revenues from our slot machines (which was the source of approximately 89.1% of total gross casino revenues for successor three months ended March 31, 2011 and 88.7% of total gross casino revenues for the predecessor three months ended March 31, 2010) and table games, and are calculated as the difference between the amount wagered and the amount paid to customers from gaming activities.

We lease a number of our slot machines and pay participation fees, which are calculated as either a percentage of gross slot machine revenue or a fixed fee on a per machine basis, to our slot machine vendors. Those participation expenses are reflected as a reduction of gross casino revenues. The expenses associated with our “Club Greektown” membership/loyalty program are also reflected as a reduction of gross casino revenues. In accordance with the Revenue Recognition topic of the FASB ASC applicable to instances where consideration is given by a vendor to a customer, we expense the cash value of points earned by Club Greektown members and recognize a related liability for any unredeemed points.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

The following table reflects the composition of gross casino revenues for the three month periods ended March 31, 2011 and 2010 (in thousands).

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
Gross casino revenue:
Slot machines	$77,192	$78,229
Table games	12,786	13,667
Participation and club expense	(3,358)	(3,728)

Total gross casino revenue	$86,620	$88,168

Percent of gross casino revenue
Slot machines	89.1%	88.7%
Table games	14.8%	15.5%
Participation and club expense	-3.9%	-4.2%

Total gross casino revenue	100.0%	100.0%

The other principal components of our revenues are our food and beverage revenue and hotel revenue, each of which is affected by customer volume and price, and leasing of certain real estate.  The following table reflects the composition of food and beverage revenue and hotel revenue for the three month periods ended March 31, 2011 and 2010 (in thousands).

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Promotional Allowances

Our gross revenues are reduced by promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of food, beverage and other complimentary items furnished to customers without charge.

Direct Operating Expenses

Direct operating expenses are those that directly relate to our gaming, food and beverage and hotel operations. The following table illustrates the composition of direct operating expenses and their relationships to net revenues for the three months ended March 31, 2011 and 2010 (in thousands).

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
Direct operating expenses:
Casino	$21,567	$23,137
Gaming taxes	19,076	19,618
Food and beverage	3,126	895
Hotel	1,948	1,342
Depreciation & Amortization	10,269	5,217

Total direct operating expenses	$55,996	$50,209

Relationship to net revenues:
Casino	25.7%	26.9%
Gaming taxes	22.8%	22.8%
Food and beverage	3.7%	1.0%
Hotel	2.3%	1.6%
Depreciation & Amortization	12.3%	6.1%

Total direct operating expenses as a percentage of net revenues	66.7%	58.4%

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

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Indirect Operating Expenses

Indirect operating expenses consist predominantly of general overhead expenses that support our overall business, including marketing, advertising and entertainment, non-hotel facilities expenses and other general and administrative expenses. The following table illustrates the composition of indirect operating expenses and their relationships to net revenues for the three months ended March 31, 2011 and 2010 (in thousands).

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
Other operating expenses:
Marketing, advertising and entertainment	$1,721	$2,075
Facilities	5,358	4,786
General and administrative	11,674	10,896
Other	80	52

Total other operating expenses	$18,833	$17,809

Relationship to net revenues:
Marketing, advertising and entertainment	2.1%	2.4%
Facilities	6.4%	5.6%
General and administrative	13.9%	12.7%
Other	0.1%	0.1%

Total other operating expenses	22.5%	20.7%

Marketing, advertising and entertainment. Marketing, advertising and entertainment expenses primarily reflect the costs of mass media advertising, including television, radio and billboards.

Facilities. Facility expenses consist of cleaning and maintaining our non-hotel properties, valet parking, the Private Branch Exchange (PBX) department and wardrobe department, the payroll and benefits to support these activities and casino utilities.

General and administrative. General and administrative expenses include the costs of insurance, property taxes, regulatory fees paid to support the MGCB, board management fees, bonuses paid under union contracts, leases associated with various parking lots, rent, professional fees, donations and various employee costs relating to executives, security, compliance, finance, purchasing, human resources and information technology departments.

Other indirect operating expenses. Other indirect operating expenses are primarily costs associated with maintaining the various retail parking spaces and garages, including utilities and maintenance, related to rental income.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Reorganization Expenses

Reorganization expenses consist primarily of gains from the settlement of liabilities subject to compromise net of fees paid to restructuring professionals, as well as other costs directly associated with the bankruptcy process. The following table illustrates the composition of reorganization expenses and the total net loss on reorganization items and fresh start adjustments to net revenues for the three months ended March 31, 2011 and three months ended March 31, 2010 (in thousands).

	Successor	Predecessor
	Three Month Ended March 31,	Three Month Ended March 31,
	2011	2010
Non-cash reorganization items
Discharge of liabilities subject to compromise	$217	$-
Total non-cash reorganization items	217	-
Professional fees and expenses:
Legal professional fees	(1,112)	(5,888)
Consulting professional fees	(37)	(2,160)
U.S. Trustee fees and other expenses	(122)	(58)
Total professional fees and expenses	(1,271)	(8,106)
Net loss on reorganization items	$(1,054)	$(8,106)

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Other Expense

Other expense consists primarily of interest on our indebtedness, the amortization of deferred financing costs, interest income earned on our investments in certificates of deposit and unrealized loss on interest rate swaps. The following table illustrates the components of other expense and their relationships to net revenues for the three months ended March 31, 2011 and 2010 (in thousands).

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
Other expense:
Interest expense	(12,590)	(18,815)
Amortization of finance fees and accretion on senior notes	(1,687)	(1,039)
Other	(10)	(298)

Total other expenses:	$(14,287)	$(20,152)

Relationship to net revenues:
Interest expense	-15.02%	-21.86%
Amortization of finance fees and accretion on senior notes	-2.01%	-1.21%
Other	-0.01%	-0.35%

Total other expense:	-17.05%	-23.41%

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Provision for Income Taxes

The provision for income taxes reflects our current and deferred provisions in accordance with the income tax under the Income Taxes topic of the FASB ASC. The following table illustrates the components of the provision for the income taxes and their relationships to net revenues for the three months ended March 31, 2011 and 2010 (in thousands).

	Successor March 31,	Predecessor March 31
	2011	2010
Provision for income taxes:
Income tax expens e—current	$(555)	$(760)
Income tax (expense) benefit —deferred	(1,600)	37
Total provision for income taxes	$(2,155)	$(723)

Relationship to net revenues:
Income tax (expense) benefit—current	-0.7%	-0.9%
Income tax (expense) benefit—deferred	-1.9%	0.0%
Total provision for income taxes	-2.6%	-0.9%

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months March 31, 2010

Overview. The three month periods ended March 31, 2011 and March 31, 2010 are not directly comparable as the Effective Date of the Plan of reorganization occurred on June 30, 2010 and the results presented for three month period ended March 31, 2010 are of the Predecessor.

Net revenues. Net revenues for the successor three months ended March 31, 2011 and predecessor three months ended March 31, 2010, were approximately $83.8 million and $86.1 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, and our ability to attract customers in the Detroit Commercial Market. Casino revenue represented 89.9% and 90.1% of gross revenues for the successor three months ended March 31, 2011 and predecessor three months ended March 31, 2010, respectively. The Company believes that its revenues during the three month period ended March 31, 2011 were adversely affected by harsh weather. Table games as a percentage of gross casino revenue were 14.8% and 15.5% for the successor three months ended March 31, 2011 and the predecessor three months ended March 31, 2010, respectively. In addition, promotional allowance as a percentage of gross revenue was 13.3% and 12.0% for the successor three months ended March 31, 2011 and predecessor three months ended March 31, 2010, respectively, resulting from enhanced promotional offers to our patrons in order to retain market share in light of enhanced competitive conditions in the Metro Detroit Gaming Market.

Direct operating expenses. Direct operating expenses increased by $5.8 million, or 8.5% as a percentage of net revenues, in the successor three months ended March 31, 2011 as compared to the comparable period in the prior year. The following is a discussion of the principal drivers of trends in direct operating expenses:

●
Casino expenses. Casino-related expenses decreased $1.6 million, or 6.8% as a percentage of net revenues, during the successor three months ended March 31, 2011 compared to the prior year.  The decrease in this category was primarily driven by a decrease in complimentary (food, beverage, and hotel room) costs of approximately $1.3 and a decrease in progressive expenses of approximately $0.3 million.

●
Gaming taxes. Gaming taxes decreased $0.5 million during the successor three months ended March 31, 2011 relative to the comparable period in the prior year, as a result of the decrease in casino revenue.

●
Food and beverage expenses. Food and beverage expenses increased $2.2 million, or 2.7% as a percentage of net revenues, during the successor three months ended March 31, 2011 compared to the comparable period in the prior year, primarily as a result of an increase in food and beverage payroll costs of approximately $0.7 million, as union employees received a pay rate increase under the terms of the collective bargaining agreements in the fourth quarter of 2010. The increase was also attributable in part to an increase in cost of sales of approximately $0.4 million due to a higher quality product being served, other expenses increasing approximately $0.2 million, and a decrease in promotional complimentary expenses of approximately $0.5 million.

●
Hotel expenses. Hotel expenses increased by $0.6 million or by 0.8% as a percentage of net revenues, during the successor three months ended March 31, 2011 compared to the same period in the prior year. This increase in hotel expenses was primarily driven by increased sales and marketing costs of approximately $0.2, hotel payroll costs of approximately $0.2 million, as union employees received a pay rate increase under the terms of the collective bargaining agreements in the fourth quarter of 2010, and miscellaneous hotel expense of approximately $0.2 million. These incremental costs lead to an increase in our hotel occupancy by approximately 407 rooms between the comparable periods.

●
Depreciation and amortization expense. Depreciation and amortization expenses increased by $5.0 million or by 6.2% as a percentage of net revenues, during the successor three months ended March 31, 2011 compared to the same period in the prior year. The increase primarily related to the revaluation of property, buildings, and equipment and the recording of certain definite lived intangible assets, as a result of the Company’s emergence from bankruptcy on June 30, 2010. Incremental depreciation expense recorded during the three months ended March 31, 2011 was approximately $6.8 million and amortization of the rated player relationships asset recorded during such period was approximately $3.5 million.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Indirect operating expenses. Indirect operating expenses increased by approximately $1.0 million, or 1.8% as a percentage of net revenues, during the successor three months ended March 31, 2011 compared to the same period in the prior year.  The following is a discussion of the principal drivers of trends in indirect operating expenses:

●
Marketing, advertising and entertainment.  Marketing, advertising and entertainment expenses decreased by approximately $0.4 million, or 0.4% as a percentage of net revenues, during the successor three months ended March 31, 2011 compared to the comparable period in the prior year. The decrease primarily related to a decrease in television and radio and miscellaneous costs of approximately $0.7 million, offset by an increase in  magazine, production and art work, and outdoor and billboard advertising costs of approximately $0.3 million.

●
Facilities.  Facilities expenses increased by approximately $0.6 million, or 0.8% as a percentage of net revenues, during the successor three months ended March 31, 2011 compared to the comparable period in the prior year. The increase primarily related to an increase in facilities payroll costs of approximately $0.4 million, as union employees received a pay rate increase under the terms of the collective bargaining agreements in the fourth quarter of 2010, and other engineering costs of approximately $0.2 million.

●
General and administrative.  General and administrative expenses increased by approximately $0.8 million, or 1.3% as a percentage of net revenues, during the successor three months ended March 31, 2011 compared to the comparable period in the prior year. The increase primarily related to an increase in the following costs: legal and accounting (which includes expenses associated with the compliance and disclosure obligations arising from our status as a public reporting company), miscellaneous, contract services, payroll, and maintenance agreement for the Company’s computer equipment of approximately $0.8 million.

●
Other. Other indirect operating expenses change was minimal during the successor three months ended March 31, 2011 compared to the comparable period in the prior year. Other indirect operating expenses remained consistent during the successor three months ended March 31, 2011, as compared to the predecessor three months ended March 31, 2010.

Reorganization  expenses. Reorganization expenses decreased by approximately $7.0 million or by 8.2% as a percentage of net revenues, during the successor three months ended March 31, 2011 compared to the comparable period in the prior year. Reorganization expense decrease primarily related to a decrease in bankruptcy-related professional fees and expenses of approximately $6.8 million correlated with activities in the bankruptcy cases and the settlement of approximately $0.2 million in cure claims with certain vendors, as the Company emerged from bankruptcy on June 30, 2010.

Other expense. Other expense decreased by approximately $5.9 million, or 6.4% as a percentage of net revenues, during the successor three months ended March 31, 2011 over the comparable period in the prior year. The following is a discussion of the primary drivers of the trends in other expense.

●
Interest expense. Interest expense decreased by $6.2 million, or 6.8% as a percentage of net revenues, during the successor three months ended March 31, 2011 compared to the comparable period in the prior year. The decrease was primarily related to the Company’s reduced debt load, in connection with the emergence from bankruptcy.

●
Amortization of finance fees and accretion of discount on senior notes. Amortization of finance fees and accretion of discount on senior note increased by $0.7 million, or 0.8% as a percentage of net revenues, during the successor three months ended March 31, 2011 compared to the comparable period in the prior year. The increase of approximately $0.8 million relates to the accretion of discounts for the Series A and B notes, offset by a decrease of approximately $0.1 in finance fees.

Provision for income taxes. The provision for income taxes increased by approximately $1.5 million, or 1.7% as a percentage of net revenues, during the successor three months ended March 31, 2010. The increase was primarily related to the recognition of a deferred tax liability related to indefinite lived intangible assets. Additionally, for the predecessor three months ended March 31, 2010, the provision for income taxes only includes MBT, whereas, the successor three months ended March 31, 2011 provision for income tax includes Federal taxes and MBT.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Liquidity and Capital Resources

Overview

Our cash requirements have historically been for working capital, obligations under the Development Agreement, gaming taxes, debt service, the improvement of our facilities, including the Expanded Complex, the payment of management fees, tax distributions and, during the bankruptcy, the funding of reorganization expenses associated with our bankruptcy. In connection with the reorganization, we are required to fund the Litigation Trust.

Cash and cash equivalents were $26.1 million and working capital was $8.5 million, respectively, as of March 31, 2011.  We had $20.0 million of available borrowings under our Revolving Loan at March 31, 2011. We borrowed approximately $14.0 million under this agreement during the first quarter of 2011 to fund operating expenses, including the semi-annual interest payment under the notes of approximately $25.1 million. The borrowings were subsequently repaid with cash generated from operating activities.

As of March 31, 2011, restricted cash consisted of $7.5 million funded into a segregated bank account in accordance with the terms of the Litigation Trust. The terms of the Litigation Trust require the Company to fund $10.0 million in four equal quarterly installments of $2.5 million of which the first three have been funded. The unsecured distribution liability of $7.5 million was included as a current liability as of March 31, 2011.

Cash Flows

Our cash flows for the three months ended March 31, 2011 and 2010 consisted of the following (in thousands).

	Successor Three Months Ended March 31	Predecessor Three Months Ended March 31,
	2011	2010
Cash flows:
Net cash (used in) provided by operating activities	$(405)	$6,989
Net cash (used in) investing activities	(3,569)	(2,971)
Net cash (used in) financing activities	(72)	(9,647)
Net decrease in cash and equivalents	$(4,046)	$(5,629)

Net cash (used in) provided by operating activities. Net cash (used in) provided by operating activities decreased for the successor three months ended March 31, 2011, as compared to the predecessor three months ended March 31, 2010. The decrease was primarily related to the payment of approximately $25.1 million in semi annual interest payments in relation to the notes on January 3, 2011, partially offset by a reduction in reorganization cost payments.

Net cash (used in) investing activities. Net cash (used in) investing activities increased for the successor three months ended March 31, 2011, as compared to the predecessor three months ended March 31, 2010. The increase was primarily related to the $2.5 million payment the Company to the Litigation Trust during the three months ended March 31, 2011.

Net cash (used in) financing activities. Net cash (used in) financing activities decreased for the successor three months ended March 31, 2011, as compared to the predecessor three months ended March 31, 2010. The decrease was primarily related to the reorganization of the Company’s capital structure, which resulted in decreased borrowings, thus decreasing finance fees by approximately $9.1 million.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

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

Borrowings under the Revolving Loan initially bear interest at an annual rate of LIBOR plus 3.50% or the higher of Comerica Bank’s prime reference rate and 3.25%.  Upon the Trappers Mortgage Release, the Revolving Loan will bear interest at an annual rate of LIBOR plus 1.75% (if the Leverage Ratio (as defined below) is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1) or at an annual rate of (a) the higher of (i) Comerica Bank’s prime reference rate and (ii) 2.50% minus (b) 0.50% (if the Leverage Ratio is greater than or equal to 4 to 1) or 1% (if the Leverage Ratio is less than 4 to 1).  There is a facility fee of 0.50% per annum on the aggregate revolving credit commitment amount payable quarterly in arrears commencing on July 1, 2010 (in respect of the prior fiscal quarter or portion thereof), and on the first day of each fiscal quarter thereafter.  There is also a non-refundable letter of credit fee of 3.50% per annum on the face amount of each letter of credit payable quarterly in advance.  Upon the Trappers Mortgage Release, the interest rate spread above LIBOR under the Revolving Loan drops to 1.75% (if the Leverage Ratio is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1).  “Leverage Ratio” means as of the last day of any fiscal quarter of the Company, the ratio of an amount equal to, on a consolidated basis, the sum of all of the funded debt of the Company and its subsidiaries as of such date, excluding all subordinated debt, to EBITDA (as defined below) for the four fiscal quarters then ending.  Adjustments to the interest rate and the applicable letter of credit fee rate are implemented quarterly based on the Leverage Ratio.

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
For the Quarterly Period ended March 31, 2011

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

In addition, the Revolving Loan contains a financial covenant pursuant to which Greektown Superholdings must maintain, as of each Test Date, a Fixed Charge Coverage Ratio of not less than 1.05 to 1 (measured from the Effective Date until the applicable determination date for all fiscal quarters ending on or before March 31, 2011 and thereafter, on a trailing twelve month basis).  “Test Date” means (i) the last day of each fiscal year of Greektown Superholdings, and (ii) the last day of each fiscal quarter, if the sum of the average daily outstanding advances plus the aggregate undrawn face amount of all issued, outstanding and unexpired letters of credit under the Revolving Loan exceeded $7.5 million during such quarter or if there are any advances outstanding under the Revolving Loan on the last day of such fiscal quarter.  “Fixed Charge Coverage Ratio” means EBITDA divided by the sum, without duplication, of (i) cash interest expense, (ii) principal payments, (iii) cash income tax payments, (iv) restricted payments paid or payable in cash, (v) unfinanced capital expenditures, and (vi) capitalized lease payments.  For the September 30, 2010, December 31, 2010 and March 31, 2011 measuring periods, unfinanced capital expenditures will be assumed to be the lesser of (x) actual unfinanced capital expenditures and (y) $3 million, $6 million and $9 million, respectively.  “EBITDA” means, for any period of determination, net income for the applicable period plus, without duplication and only to the extent deducted in determining net income, (i) depreciation and amortization expense for such period, (ii) interest expense, whether paid or accrued, for such period, (iii) all income taxes for such period, and (iv) certain unusual and non-recurring charges occurring within twelve months of closing.

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

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

The Company has reached an agreement in principle with Comerica Bank pursuant to which the parties have agreed to certain modifications to the Credit Agreement.  Specifically, the Credit Agreement will be amended as follows:

●
Extend until June 30, 2012 the deadline for the Company’s obligation to discharge and release certain existing mortgages (the “Trappers Liens”) on a small parcel of real property underlying a portion of the Company’s casino operations;

●	Eliminate the $20 million limit on the amount of the revolver available for borrowing by the Company at any time, such that the entire $30 million facility will be available for borrowing;

●
Eliminate the requirement that there be no debt outstanding on the revolver before and after giving effect to annual excess cash flow payments on the Company’s outstanding 13% Senior Secured Notes due 2015;

●
Modify the Fixed Charge Coverage Ratio covenant in the Credit Agreement to exclude specified capital expenditures and to provide that the Fixed Charge Coverage Ratio will be tested only on an annual basis;

●
Reduce to Libor plus 250bps the rate of interest payable in respect of borrowings under the revolver and any letters of credit issued under the Credit Agreement prior to the discharge of the Trappers Liens;

●
Add a covenant requiring that the Company achieve specified minimum earnings before interest, taxes, depreciation and amortization during twelve month periods ending on the Company’s second fiscal quarter; and

●	Add a 45 day annual revolver “clean up period” during which the Company will be required to maintain a $0 balance on the revolver for a period of 45 consecutive days.

These changes will be included in a formal amendment to the Credit Agreement, the form of which has been agreed upon, subject to approval of the amendment by the MGCB.  The Company is seeking approval of the MGCB to modify the fixed charge coverage ratio required to be maintained by Greektown by the MGCB in order to exclude specified capital expenditures agreed to by Comerica Bank and to test the covenant only on an annual basis. There can be no assurance that necessary MGCB approvals will be obtained.

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

The New Senior Secured Notes are secured by a perfected lien and security interest on all the assets of Greektown Superholdings and all its direct and indirect subsidiaries, excluding, among other things, our gaming license, junior only to the lien and security interest granted to lenders under the Revolving Loan. Subject to certain exceptions, the New Senior Secured Notes are also secured by a pledge of the membership interests and/or capital stock of Greektown Superholdings and all its direct and indirect subsidiaries, junior only to the pledge of such interests to the lenders under the Revolving Loan.

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

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

The New Senior Secured Notes contain covenants limiting the ability of Greektown Superholdings and/or its direct and indirect subsidiaries to, among other things, (i) engage in businesses other than the operation of Greektown Casino; (ii) incur or guarantee additional indebtedness; (iii) create liens; (iv) make certain investments; (v) pay dividends on or make payments in respect of capital stock; (vi) consolidate or merge with other companies; (vii) sell certain assets; (viii) enter into transactions with affiliates; (ix) agree to negative pledge clauses and (x) enter into sales and leasebacks. Failure to comply with the covenants under the New Senior Secured Notes or the Revolving Loan could result in a default under the applicable documents unless Greektown Superholdings obtains a waiver of, or otherwise mitigates, the default.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our interim Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our interim Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2011

Part II - OTHER INFORMATION

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

GREEKTOWN SUPERHOLDINGS, INC.

By:	/s/George Boyer
Name:	George Boyer
Title:	Interim Chief Executive Officer

By:	/s/ Clifford J. Vallier
Name:	Clifford J. Vallier
Title:	President, Chief Financial Officer and Treasurer

May 13, 2011