Form 10-Q
period 2011-06-30
Greektown Superholdings, Inc.
filed 2011-08-15
CIK 1487685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12,706,110. As of June 30, 2011, there were 150,662 shares of Series A-1 Common Stock, $0.01 par value, and no shares of Series A-2 Common Stock, $0.01 par value, outstanding.

Part I – FINANCIAL INFORMATION

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands, except per share data)
	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,095	$30,195
Restricted cash	—	5,000
Certificate of deposit	—	534
Accounts receivable – gaming, net	790	712
Accounts receivable – other, net	1,325	1,824
Notes receivable	2,000	2,000
Property tax refund receivable	—	3,451
Inventories	374	383
Prepaid expenses	1,948	2,106
Prepaid Michigan Gaming Control Board annual fee	3,668	8,754
Prepaid municipal service fees	1,178	3,434
Deposits	2,947	3,793
Asset held for sale	15,781	—
Total current assets	75,106	62,186

Property, building, and equipment, net	311,176	335,608

Other assets:
Financing fees - net of accumulated amortization	13,226	14,854
Deposits and other assets	30	30
Casino development rights	117,800	117,800
Trade names	26,300	26,300
Rated player relationships - net of accumulated amortization	55,200	62,100
Goodwill	110,252	110,252

Total assets	$709,090	$729,130

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,276	$12,068
Taxes payable	924	295
Accrued interest	25,063	25,164
Unsecured distribution liability	—	10,000
Accrued expenses and other liabilities	8,570	9,626
Total current liabilities	47,833	57,153

Long-term liabilities:
Other accrued income taxes	8,674	8,887
Senior secured notes - net	365,910	364,218
Obligation under capital lease	2,496	2,510
Deferred income taxes	6,733	7,282
Total long-term liabilities	383,813	382,897

Total liabilities	431,646	440,050

Shareholders’ equity:
Series A-1 preferred stock at $0.01 par value; 1,688,268 shares authorized, 1,463,535 shares issued and outstanding at June 30, 2011 and December 31, 2010	185,396	185,396
Series A-2 preferred stock at $0.01 par value; 645,065 shares authorized, 162,255 shares issued and outstanding at June 30, 2011 and December 31, 2010	20,551	20,551
Series A-1 preferred warrants at $0.01 par value; 202,511 shares issued and outstanding at June 30, 2011 and December 31, 2010	25,651	25,651
Series A-2 preferred warrants at $0.01 par value; 460,587 shares issued and outstanding at June 30, 2011 and December 31, 2010	58,342	58,342
Series A-1 common stock at $0.01 par value; 4,354,935 shares authorized, 141,179 and 140,291 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1	1
Series A-2 common stock at $0.01 par value; 645,065 shares authorized, no shares issued	—	—
Additional paid-in capital	13,236	13,033
Accumulated deficit	(25,733)	(13,894)
Total shareholders’ equity	277,444	289,080
Total liabilities and shareholders’ equity	$709,090	$729,130

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Operations (unaudited)
(In Thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
Revenues
Casino	$88,006	$85,395	$174,626	$173,563
Food and beverage	5,782	5,695	11,916	11,924
Hotel	2,740	2,436	5,392	4,628
Other	1,194	1,249	2,494	2,482
Gross revenues	97,722	94,775	194,428	192,597
Less promotional allowances	15,365	11,889	28,277	23,591
Net revenues	82,357	82,886	166,151	169,006

Operating expenses
Casino	18,213	21,012	36,800	40,425
Gaming taxes	19,263	18,851	38,339	38,469
Food and beverage	4,635	3,903	10,250	7,817
Hotel	2,192	2,310	4,630	4,397
Marketing, advertising, and entertainment	1,976	2,070	3,697	4,146
Facilities	4,891	4,903	10,248	9,689
Depreciation and amortization	10,317	5,271	20,587	10,488
General and administrative expenses	11,495	10,542	23,169	21,437
Other	105	53	186	105
Operating expenses	73,087	68,915	147,906	136,973
Income from operations	9,270	13,971	18,245	32,033

Other expenses
Interest expense	(12,631)	(18,682)	(25,221)	(37,489)
Amortization of finance fees	(1,703)	(1,039)	(3,391)	(2,079)
Other income (expense)	3	—	(9)	(298)
Net (loss) gain on Chapter 11 related reorganization items	(95)	309,465	(1,149)	301,352

Total other (expense) income, net	(14,426)	289,744	(29,770)	261,486

(Loss) income before income taxes	(5,156)	303,715	(11,525)	293,519

Income tax expense – current	(313)	(487)	(864)	(1,248)
Income tax benefit (expense) – deferred	2,151	(1,387)	551	(1,350)
Net (loss) income	$(3,318)	$301,841	$(11,838)	$290,921

Loss per share:
Basic	$(53.90)	N/A	$(144.88)	N/A
Diluted	$(53.90)	N/A	$(144.88)	N/A

Weighted average common shares outstanding	141,179	N/A	140,957	N/A

Weighted average common and common equivalent shares outstanding	141,179	N/A	140,957	N/A

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In Thousands)

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2011	2010
Operating activities
Net (loss) income	$(11,838)	$290,921
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,587	10,488
Amortization of finance fees and accretion of discount on senior notes	3,391	2,079
Bad debt expense	—	1,500
Chapter 11 related reorganization items	1,149	(301,352)
Deferred income taxes	(551)	1,350
Stock compensation	203	—
Changes in current assets and liabilities:
Accounts receivable - gaming	(78)	184
Accounts receivable - other	499	—
Property tax refund receivable	3,451	6,585
Inventories	9	20
Prepaid expenses	8,346	4,748
Notes receivables	—	460
Accounts payable	1,208	(6,315)
Accrued PIK interest	—	(27,783)
City of Detroit settlement agreement accrual	—	(13,547)
Unsecured distribution liability	(10,000)	—
Accrued expenses, and other liabilities	(1,076)	14,029
Net cash provided by (used in) operating activities before reorganization costs	15,300	(16,633)
Operating cash flows for reorganization costs	(799)	(14,557)
Net cash provided by (used in) operating activities	14,501	(31,190)

Investing activities
Decrease in restricted cash	5,000	—
Capital expenditures	(5,051)	(5,566)
Redemption of (investment in) certificate of deposit	534	(2)
Net cash provided by (used in) investing activities	483	(5,568)

Financing activities
Proceeds from borrowings under long-term notes payable	—	362,605
Payments on long-term debt	—	(516,328)
Payments on notes payable	—	(913)
Financing fees paid	(84)	(16,702)
Proceeds from issuance of stockholders’ equity	—	196,000
Net cash (used in) provided by financing activities	(84)	24,662

Net increase (decrease) in cash and cash equivalents	14,900	(12,096)
Cash and cash equivalents at beginning of year	30,195	25,692
Cash and cash equivalents at end of year	$45,095	$13,596

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$25,438	$13,689
Cash paid during the period for income taxes	$451	$1,075

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
(In Thousands)

	Successor									Predecessor
	Greektown Superholdings, Inc.									Greektown Holdings

	Common	Common	Preferred	Preferred			Additional Paid-		Total
	Stock	Stock	Stock	Stock	Preferred	Preferred	in	Accumulated	Shareholders’	Contributed	Accumulated	Total Members’
	A-1	A-2	A-1	A-2	Warrants A-1	Warrants A-2	Capital	Deficit	Equity	Capital	Income (Deficit)	Deficit
Balance at December 31, 2010	$1	$—	$185,396	$20,551	$25,651	$58,342	$13,033	$(13,894)	$289,080	$—	$—	$—
Net loss								$(8,521)	$(8,521)
Stock based compensation							$96		96
Balance at March 31, 2010	$1	$—	$185,396	$20,551	$25,651	$58,342	$13,129	$(22,415)	$280,655	$—	$—	$—
Net loss								$(3,318)	$(3,318)	—	—	—
Stock based compensation							107	—	107
Balance at June 30, 2011	$1	$—	$185,396	$20,551	$25,651	$58,342	$13,236	$(25,733)	$277,444	$—	$—	$—

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

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
For the Quarterly Period ended June 30, 2011

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

The terms of the Litigation Trust required the Company to fund $10.0 million to a segregated account, payable in four equal quarterly installments of $2.5 million commencing on September 30, 2010. The Company has settled the total $10 million Litigation Trust liability as of June 30, 2011 (see Note 2).

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

The Plan was confirmed on January 22, 2010. On the Effective Date, Greektown Superholdings issued $385 million in 13% Senior Secured Notes (the “New Senior Secured Notes”) and entered into a $30 million revolving credit facility with Comerica Bank (the “Revolving Loan” and, together with the New Senior Secured Notes, the “Exit Financing”).  On the Effective Date, the proceeds of the Rights Offering, the proceeds of the direct purchase of Preferred Stock, and the proceeds from the sale of the New Senior Secured Notes were used to pay all outstanding borrowings under our DIP financing facility (the “DIP Facility”), to repay the pre-petition secured claims, and to make other payments required upon exit from bankruptcy. The proceeds from the sale of the New Senior Secured Notes remaining after the foregoing payments were made, as well as the Revolving Loan, were used to provide ongoing liquidity to conduct our operations.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

Note 2.  Summary of Significant Accounting Policies

Presentation and Basis of Accounting

The accompanying consolidated financial statements present the financial position of Greektown Superholdings and its wholly owned subsidiaries as of and for the six months ended June 30, 2011.  The accompanying consolidated statements of operations and cash flows of Greektown Holdings (the “Predecessor”) are presented for the three and six months ended June 30, 2011.

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

Promotional Allowances

The retail value of food, beverage, and other complimentary items furnished to customers without charge is included in revenues and then deducted as promotional allowances. The estimated costs of providing such promotional allowances for the three and six months ended June 30, 2011 and 2010, are approximately as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
Food and beverage	$2,743	$3,025	$5,232	$6,045
Hotel	520	744	1,011	1,489
	$3,263	$3,769	$6,243	$7,534

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

Asset Held for Sale

Long-lived assets are considered held for sale when certain criteria are met, including whether management (having the authority to approve the action) has committed to a plan to sell the asset, whether the asset is available for sale in its present condition and whether a sale of the asset is probable within one year of the reporting date. Long-lived assets that are classified as held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition and is no longer depreciated (see Note 14).

Restricted Cash

The terms of the Litigation Trust required the Company to fund $10.0 million in four equal quarterly installments of $2.5 million commencing on September 30, 2010. The Company has fulfilled its obligation under the Litigation Trust and has transferred an aggregate of $10.0 million to the trustee as of June 30, 2011.

Goodwill and Intangible Assets

           In accordance with accounting guidance related to goodwill and other indefinite-lived intangible assets, we test for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year, as of October 1, and in certain situations between the annual date, if interim indicators of impairment arise.

           Goodwill is tested for impairment using a discounted cash flow model based on the estimated future results of the Company, discounted using the market participant based weighted-average cost of capital and market indicators of terminal year capitalization rates. The Company then compares the carrying value of its reporting unit to the estimated fair value of the reporting unit.

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually, as of October 1, by comparing the estimated fair value of the indefinite-lived intangible asset to the carrying values using the Greenfield discounted cash flow method and factors such as recent comparable licensing transaction in the market, profit split analysis, advertising expense as a percentage of net revenue, market position, and certain qualitative factors.

Intangible assets with a definite life are amortized over their useful lives, which is the period over which an asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations. Inherent in the reviews of the fair values of goodwill and intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

Fair Value of Financial Instruments

           The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, notes receivable, and accounts payable approximates fair value because of the short-term maturity of these instruments. As of June 30, 2011, the fair value of the senior secured notes was approximately $431.2 million, as determined by the Company using available market information and approximates its carrying value.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements for the successor six months ended June 30, 2011 was $0.2 million. The Company’s predecessor did not record a stock-based compensation expense for the predecessor six months ended June 30, 2010 as there was no stock- based compensation plan in place at that time.

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

Income and Other Taxes

            The Company is in a full valuation allowance and has not recorded a benefit on its losses during the periods ended June 30, 2011. The Company records income taxes for the Michigan Business Tax (“MBT”), which is considered an income tax under the provisions of the Income Taxes topic of the FASB ASC. The MBT has a gross receipts tax component and an income tax component as of June 30, 2011. Based on the State of Michigan tax reform, the Michigan Business Tax (“MBT”) will be eliminated effective January 1, 2012 and deferred taxes related to the MBT were adjusted in the second quarter of 2011. Any impact of deferred taxes related to the MBT from July 1, 2011 through December 31, 2011 is not expected to be significant. In lieu of the MBT, the State of Michigan has enacted a six percent corporate income tax. The Company did not record a State income tax benefit, as a valuation allowance was recorded at the Federal and State level for the entire valuation amount.

The Company has  net deferred tax assets of approximately $15.8 million as of June 30, 2011 and has recorded a valuation allowance of approximately $15.8 million related to these deferred tax assets, as the Company believes that it is more likely than not it will be able to realize the benefits of the deferred tax assets. The Company had a deferred tax liability of approximately $6.7 million as of June 30, 2011. The Company recorded an estimated income tax contingency of $8.7 million related to certain potential taxes that could be assessed in connection with the enactment of the Plan in other accrued income taxes. The Company believes it is possible that such uncertainties may be resolved within the next twelve months.

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the Property, Plant, and Equipment topic of the FASB ASC. The Property, Plant, and Equipment topic of the FASB ASC requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No events or changes in circumstances indicated that the carrying amount of the assets will not be recoverable or that there will be costs related to dispositions.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

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

●
payment in full of the Debtor in Possession credit facilities (“DIP Facility”) in the amount of $193.4 million and related interest (while the Company was under the protection of Chapter 11 of the bankruptcy code, the Company executed the DIP Facility);

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
For the Quarterly Period ended June 30, 2011

Note 3.   Emergence from Chapter 11 (continued)

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
For the Quarterly Period ended June 30, 2011
Note 3.   Emergence from Chapter 11 (continued)

Reorganization items and fresh start adjustments

Reorganization items represent amounts incurred as a direct result of the Chapter 11 cases and were comprised of the following for the successor three and six months ended  June 30, 2011 and  the predecessor three and six months ended June 30, 2010 (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2011	2010	2011	2010
Non- cash reorganization items
Discharge of liabilities subject to compromise	$470	$130,937	$687	$130,937
Revaluation of assets and liabilities	—	190,018	—	190,018
Total non-cash reorganization items	470	320,955	687	320,955
Professional fees and expenses:
Legal professional fees	(265)	(6,386)	(1,377)	(12,336)
Consulting professional fees	(133)	(5,039)	(170)	(6,758)
U.S. Trustee fees and other expenses	(167)	(65)	(290)	(509)
Total professional fees and expenses	(565)	(11,490)	(1,836)	(19,603)
Net loss on reorganization items	$(95)	$309,465	$(1,149)	$301,352

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

During the quarter ended December 31, 2010, the Company and the City of Detroit entered into a settlement agreement to reduce the property tax basis going forward and provide a retroactive reduction to the basis resulting in a refund of approximately $3.5 million for 2008 through 2010. The Company received full payment from the City of Detroit as of June 30, 2011.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

Note 5.  Goodwill & Other Identifiable Intangible Assets

Goodwill represents the excess of the reorganization value of Greektown Superholdings over the fair value of tangible and identified intangible net assets upon emergence from bankruptcy.  Greektown recorded goodwill of $110.3 million upon the application of fresh start reporting.

Other identifiable intangible assets consist of the following (in thousands):
Other identifiable intangible assets	Gross Amount	Accumulated Amortization	Net Intangible Asset	Assumed Useful Life

Trade names	$26,300	$—	$26,300	Indefinite
Rated player relationships	69,000	13,800	55,200	5-years
Casino development rights	117,800	—	117,800	Indefinite
Total other identifiable intangible assets	$213,100	$13,800	$199,300

Amortization expense related to the rated player relationships intangible asset for the six months ended June 30, 2011 totaled $6.9 million. Annual amortization expense for the years ended December 31, 2011, 2012, 2013 and 2014, is estimated to be $13.8 million for each of the respective years, and approximately $6.9 million for the year ended December 31, 2015.

Upon the Effective Date, in connection with fresh start reporting, the Company recognized Greektown Casino’s trade names, rated player relationships and casino development rights under the Development Agreement at estimated fair value as set forth in the table above. Intangible assets related to Greektown Casino were valued by valuation professionals who used income and cost- based methods, as appropriate.  The Greektown trade name was valued based on the relief from royalty method, which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee, and a discount rate.

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
For the Quarterly Period ended June 30, 2011

Note 6.  Debt

Predecessor

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

Successor

Exit Facility

Purchase Agreement; Indenture; Notes

On June 25, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”), by and between the Company and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $280.2 million principal amount of its “New Senior Secured Notes” which are guaranteed (the “Guarantees”) by substantially all of the Company’s domestic subsidiaries (the “Guarantors” and, together with the Company, the “Obligors”) which executed a joinder to the Purchase Agreement on June 30, 2010.

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

Maturity:  The New Senior Secured Notes mature on July 1, 2015, and bear interest at a rate of 13.0% per annum. Interest on the New Senior Secured Notes is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2011.  Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

               Guarantees:  The obligations of the Obligors under the New Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority senior secured basis by all of the Company’s current and future domestic subsidiaries, subject to certain exceptions.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

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

Revolving Credit Agreement

On the Effective Date, the Company entered into a Credit Agreement with Comerica Bank (the “Original Credit Agreement”) for the Revolving Loan.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

Note 6.  Debt (continued)

General: The Credit Agreement provides for the Revolving Loan, which is a three and one-half year revolving credit facility in an aggregate principal amount initially of up to $20 million (increased to $30 million pursuant to the July 2011 amendment described below (the “July 2011 Amendment”) including $5 million for the issuance of standby letters of credit.  The maximum expiration of individual letters of credit is twelve months after the issuance thereof or, if earlier, the maturity of the Revolving Loan.

Security and Guarantees.  The Revolving Loan is secured by a perfected first priority lien and security interest on all the assets of the Company and all its direct and indirect subsidiaries, excluding, among other things, the Company’s gaming license.

Interest and Fees.  Borrowings under the Revolving Loan initially bear interest at an annual rate of LIBOR plus 3.50%(reduced to LIBOR plus 2.50% pursuant to the July 2011 Amendment), or the higher of Comerica Bank’s prime reference rate and 3.25%.  Upon the Trappers Mortgage Release (as defined below), the Revolving Loan will bear interest at an annual rate of LIBOR plus 1.75% (if the Leverage Ratio (as defined below) is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1) or at an annual rate of (a) the higher of (i) Comerica Bank’s prime reference rate and (ii) 2.50% minus (b) 0.50% (if the Leverage Ratio is greater than or equal to 4 to 1) or 1% (if the Leverage Ratio is less than 4 to 1).  There is a facility fee of 0.50% per annum on the aggregate revolving credit commitment amount payable quarterly in arrears commencing on July 1, 2010 (in respect of the prior fiscal quarter or portion thereof), and on the first day of each fiscal quarter thereafter.  There is also a non-refundable letter of credit fee of 3.50% per annum on the face amount of each letter of credit payable quarterly in advance. Upon the Trappers Mortgage Release, the interest rate spread above LIBOR drops to 1.75% (if the Leverage Ratio is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1).  “Leverage Ratio” means as of the last day of any fiscal quarter of the Company, the ratio of an amount equal to, on a consolidated basis, the sum of all of the funded debt of the Company and its subsidiaries as of such date, excluding all subordinated debt, to EBITDA (as defined below) for the four fiscal quarters then ending.  Adjustments to the interest rate and the applicable letter of credit fee rate are implemented quarterly based on the Leverage Ratio.

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

            Certain Covenants.  The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions and materiality thresholds, the ability of the Company and its subsidiaries to sell assets and property, incur additional indebtedness, create liens on assets, make investments, loans, guarantees or advances, make distributions, dividends or payments on account of, or purchase, redeem or otherwise acquire, any of the Company’s capital stock, prepay certain indebtedness, engage in acquisitions, mergers or consolidations, engage in transactions with affiliates, amend agreements governing the Company’s indebtedness, including the New Senior Secured Notes, make capital expenditures, enter into negative pledges, change the fiscal year and change the Company’s or any subsidiary’s name, jurisdiction of incorporation, or the location at which any Collateral is stored.  The Company has also agreed to complete the Trappers Mortgage Release by June 30, 2012.

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
For the Quarterly Period ended June 30, 2011

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

Trappers Mortgage Release.  A small parcel of real property underlying a portion of our casino operations (the “Trappers Parcel”) is encumbered by mortgages which secure indebtedness owed to entity and third parties.  While the Company believes that these third party liens are discharged pursuant to the terms of the Plan, the liens established by these mortgages were not removed from the title record or insured by the title company prior to the Effective Date. Historical subordination agreements from the third parties holding such mortgages exist whereby such parties have agreed not to exercise remedies until Casino has exercised such remedies under a mortgage in favor of Casino on the same parcel.

  Further, the Company and its subsidiaries have agreed to collaterally assign the mortgage in favor of the Company as well as a mortgage under which a pre-bankruptcy affiliate of the Company is the borrower (but as to which the Company is also the beneficiary of a collateral assignment to secure the mortgage in favor of us) to the lenders under the Revolving Loan on a first-priority basis and to the holders of the New Senior Secured Notes on a second-priority basis. However, if the subordination agreements and the collateral assignment of the mortgage in favor of the Company and under which the Company’s pre-bankruptcy affiliate is the borrower were determined not to be enforceable, such mortgages could be deemed to have a higher priority than the mortgage on such property that the Company is granting to holders of the notes.  In the event that the holders of such mortgages are able to exercise their rights under such mortgages, they would be entitled, among other remedies, to foreclose such liens which could result in the Company’s loss of title to such property.  Pending the discharge of the liens on the Trappers Parcel (the “Trappers Mortgage Release”), availability under the Revolving Loan had been limited to $20 million (increased to the full $30 million pursuant to the July 2011 Amendment), and the failure to resolve the issue by June 30, 2012  will result in a default under the Credit Agreement unless otherwise waived.

As of three months ended June 30, 2011, the Company had approximately $0.9 million of letters of credit outstanding.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

Note 6.  Debt (continued)

On July 6, 2011, the Company and Comerica Bank agreed to certain modifications to the Credit Agreement.  Specifically, the Credit Agreement was amended as follows:

●	Extended until June 30, 2012 the deadline for the Trappers Mortgage Release;

●	Eliminated the $20 million limit on the amount of the revolver available for borrowing by the Company at any time, such that the entire $30 million facility is available for borrowing;

●
Eliminated the requirement that there be no debt outstanding on the revolver before and after giving effect to annual excess cash flow payments on the Company’s outstanding 13% Senior Secured Notes due 2015;

●
Modified the Fixed Charge Coverage Ratio covenant in the Credit Agreement to exclude specified capital expenditures and to provide that the Fixed Charge Coverage Ratio will be tested only on an annual basis;

●
Reduced to Libor plus 2.5% the rate of interest payable in respect of borrowings under the revolver and any letters of credit issued under the Credit Agreement prior to the discharge of the Trappers Liens;

●	Added a covenant requiring that the Company achieve specified minimum earnings before interest, taxes, depreciation and amortization during twelve month periods ending on applicable Test Dates; and

●	Added a 45 day annual revolver “clean up period” during which the Company will be required to maintain a $0 balance on the revolver for a period of 45 consecutive days.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

Note 7.  Shareholders’ Equity (Successor)

Common Stock

           Greektown Superholdings is authorized to issue 5 million shares of Common Stock, of which 150,662 shares were issued and outstanding as of June 30, 2011, including 9,483 unvested restricted shares, a total of 4,354,935 shares of Greektown Superholdings’ Common Stock are designated as Series A-1 Common Stock, par value $0.01 per share (the “Series A-1 Common Stock”), and a total of 645,065 shares of Greektown Superholdings’ Common Stock are designated as Series A-2 Common Stock, par value $0.01 per share (the “Series A-2 Common Stock”). Each share of Series A-1 Common Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Common Stock and such shares differ only with respect to voting rights, as set forth below.

Preferred Stock

           Greektown Superholdings is authorized to issue 2,333,333 shares of Preferred Stock.  A total of 1,688,268 shares of Greektown Superholdings’ Preferred Stock are designated as  Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), of which 1,463,535 were issued and outstanding as of June 30, 2011.  A total of 645,065 shares of Greektown Superholdings’ Preferred Stock are designated as Series A-2 Participating Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred Stock,” and together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”), of which 162,255 shares were issued and outstanding as of June 30, 2011. A holder’s shares of Series A Preferred Stock are voluntarily convertible at the election of such holder at any time after December 31, 2010 and all shares of Series A Preferred Stock are mandatory convertible upon the vote or written consent of 66 2/3% of the then outstanding shares of Series A Preferred Stock voting together as a single class (with each holder of Series A-1 Preferred Stock and each holder of Series A-2 Preferred Stock entitled to cast one vote with respect to each share of Series A-1 Preferred Stock or Series A-2 Preferred Stock held by such holder). Each share of Series A-1 Preferred is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-1 Common Stock as is determined by dividing (A) the sum of $100 per share of Series A Preferred Stock plus an amount equal to the aggregate amount of accrued but unpaid dividends per share of Series A Preferred Stock whether or not declared and subject to certain adjustments (the “Series A Reference Price”) by (B) the Series A Conversion Price (defined below) in effect at the time of conversion, and (ii) the maximum number of shares of Series A-1 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation of Greektown Superholdings and in compliance with the requirements of the MGCB. Each share of Series A-2 Preferred Stock is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-2 Common Stock as is determined by dividing the Series A Reference Price by the Series A Conversion Price in effect at the time of conversion and (ii) the maximum number of shares of Series A-2 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation and in compliance with the requirements of the MGCB. The “Series A Conversion Price” means an amount initially equal to $100 but which is subject to adjustment for stock splits, combinations, certain dividends and distributions and with respect to mergers, reorganizations and similar transactions as set forth in the Certificate of Incorporation. Each share of Series A-1 Preferred Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Preferred Stock and such shares differ only with respect to voting rights, as set forth below.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

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
For the Quarterly Period ended June 30, 2011

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

Warrants to Purchase Series A Preferred Stock

On the effective date, Greektown Superholdings issued warrants to purchase shares of Series A-1 Preferred Stock and warrants to purchase shares of Series A-2 Preferred Stock, in each case, at an initial purchase price per share equal to $0.01 (the “Warrant Shares”), subject to adjustment as set forth in the Warrant to Purchase Series A Convertible Preferred Stock (the “Warrant”), which is the form o warrant used for both warrants to purchase the Series A-1 Preferred Stock and warrants to purchase the Series A-2 Preferred Stock. Greektown Superholdings entered into such warrants with any Put Party and/or holder of Old Senior Notes who elected to purchase Preferred Stock representing more than 4.9% of the capital stock of Greektown Superholdings as of the Effective Date, or if such party that qualified as an “Institutional Investor” under Michigan gaming law elected to purchase more than 14.9% of the capital stock of Greektown Superholdings as of the Effective Date.

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
For the Quarterly Period ended June 30, 2011

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

Note 8.  Gaming Taxes and Fees

Under the provisions of the Michigan Gaming Control and Revenue Act (the “Act”), casino licenses are subject to the following gaming taxes and fees on an ongoing basis:

An annual licensing fee;

Annual payments are due in November, together with the other two casino licensees, of all MGCB regulatory and enforcement costs. The Company prepaid $10.2 million for its portion of the 2011 annual assessment in 2010, and will prepay its portion of the 2012 annual assessment in November of 2011;

A wagering tax, calculated based on adjusted gross gaming receipts, payable daily, of 19%; and

A municipal services fee in an amount equal to the greater of 1.25% of adjusted gross gaming receipts or $4 million annually.

These gaming taxes and fees are in addition to the taxes, fees, and assessments customarily paid by business entities conducting business in the State of Michigan and the City of Detroit. The Company recorded $19.3 million, $18.9 million, $38.3 million, and $38.5 million as gaming tax expense for the successor three months ended June 30, 2011, predecessor three months ended June 30, 2010, successor six months ended June 30, 2011, and predecessor six months ended June 30, 2010, respectively.

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

           The Company met the requirement that it had been in compliance with the Development Agreement for 30 consecutive days. However, the City had asserted that it did not believe Greektown was in compliance with the Development Agreement. Pursuant to the Michigan Gaming Act, once we had 400 fully operational hotel rooms operating for 30 consecutive days and we were otherwise in compliance with the development agreement, we would be eligible for a reduction in the combined State of Michigan and City of Detroit wagering tax rate from 24% to 19% of our adjusted gross receipts (the “Tax Rollback”). MGM Detroit and MotorCity had received the Tax Rollback prior to 2009. On February 15, 2009, we opened our hotel including 400 guest rooms to the public. We contended that we were eligible for the Tax Rollback as of February 15, 2009.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

Note 8.  Gaming Taxes and Fees (continued)

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

The Bankruptcy Court approved the Amended Settlement Agreement on February 22, 2010, which provides for a resolution of all disputes with the City of Detroit. The Amended Settlement Agreement was conditioned upon (i) approval of the Amended Settlement Agreement by the Bankruptcy Court, which was obtained on February 22, 2010; and (ii) final approvals of the Amended Settlement Agreement from various offices of the City of Detroit, which were obtained on February 24, 2010. The Amended Settlement Agreement provides, among other things:the City of Detroit agreed to use its best efforts to support the Debtors efforts in obtaining the Tax Rollback effective as of February 15, 2009 before the MGCB (which was obtained on March 9, 2010); the Debtors agreed to pay the City of Detroit a settlement in the aggregate amount of $16.6 million (the “Settlement Payment”), less certain credits described below, subject to the following provisions: (i) the Debtor agreed to pay initial cash payment of $3.5 million (the “Initial Cash Payment”) within two business days after entry of an order by the Bankruptcy court approving the Settlement Agreement; (ii) a credit was required to be applied to reduce the Settlement Payment in an amount equal to the difference between (a) the amount of gaming taxes actually paid to the City between February 15, 2009 and February 15, 2010 and (b) the amount of gaming taxes that would have been paid through the date of the settlement to the City had the Tax Rollback been effective as of February 15, 2009); and (iii) the Debtors agreed to pay a final cash amount of $9.6 million (the “Final Cash Payment”), which is the remaining amount of Settlement Payment after the Initial Cash Payment and the application of the credit described above; upon the receipt of the Final Cash Payment, the City was deemed to have dismissed and waived any and all claims of default under the Development Agreement;the City agreed to cease its demand for a 1% tax increase due to the delayed completion of the Expanded Complex;the City agreed to  consent to the transfer of the ownership of the Greektown Casino and the Development Agreement to the reorganized Debtors in accordance with the Plan; and the City agreed to take actions to dismiss all related litigation.

The Settlement Agreement was conditioned upon (i) approval of the Settlement Agreement by the Bankruptcy Court, which was obtained on February 22, 2010; and (ii) final approvals of the Settlement Agreement from various offices of the City, which were obtained on February 24, 2010.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

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

The Company accounts for its stock based compensation in accordance with ASC Topic 718. Stock based compensation expense for the successor six months ended June 30, 2011 totaled $0.2 million.

The weighted-average fair value at the grant date of restricted stock granted during the quarter ended June 30, 2011 was approximately $90.

The following table summarizes the Company’s restricted unvested stock activity for the six months ended June 30, 2011:

Shares
Unvested at December 31, 2010	8,983
Granted	1,388
Vested	(888)
Unvested at June 30, 2011	9,483

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

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

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the successor three and six months ended June 30, 2011 (in thousands, except per share data):

	Successor

	Three months ended June 30, 2011	Six months ended June 30, 2011

Net loss attributable to common stockholders for basic computation	$(3,318)	$(11,838)

Less: Preferred stock dividends	(3,048)	(6,097)

Less: Preferred stock dividends on shares underlying warrants	(1,243)	(2,487)

Adjusted net loss available to common stockholders	$(7,609)	$(20,422)

Basic loss per common share:

Weighted average common shares outstanding	141,179	140,957

Basic and diluted loss per common share	$(53.90)	$(144.88)

Due to the Company’s net loss for the successor three and six months ended June 30, 2011, the dilutive effect of convertible preferred stock and warrants were not included in the computation of EPS, as their inclusion would have been anti-dilutive.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

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

Valuation techniques used are designed to maximize the use of observable inputs and minimize the use of unobservable inputs.  The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

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

Fair values of assets measured on a recurring basis as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

	Assets at fair value as of June 30, 2011

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$45,095	—	—	$45,095
Total assets at fair value	$45,095	$—	$—	$45,095

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

Note 11. Fair Value Measurements (continued)

	Assets at fair value as of December 31, 2010

	Level 1	Level 2		Level 3		Total

Cash and cash equivalents	$30,195		—		—	$30,195
Restricted cash	5,000					5,000
Certificates of deposit	534		—		—	534
Total assets at fair value	$35,759	$		$		$35,759

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

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended June 30, 2011

Note 12.  Michigan Gaming Control Board Covenant (continued)

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

The Company is seeking approval of the MGCB to modify the fixed charge coverage ratio required to be maintained by it by the MGCB in order to exclude specified capital expenditures agreed to it by Comerica Bank pursuant to the July 2011 Amendment (see Note 6) and to test the covenant only on an annual basis.  There can be no assurance that necessary MGCB approvals will be obtained.

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
For the Quarterly Period ended June 30, 2011

Note 13. Commitments and Contingencies

The Company is a defendant in various pending legal actions. In management’s opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

Under the Revised Development Agreement, should a triggering event as defined, occur the Company must sell its assets, business, and operations as a going concern at their fair market value to a developer named by the City of Detroit. The Company noted that for the period ended June 30, 2011, no triggering event has occurred.

As part of the bankruptcy reorganization process, the Company engaged Moelis & Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provides for a success fee if certain requirements are met. Moelis asserted an administrative claim for fees and expenses totaling approximately $12.9 million, of which approximately $3 million was paid prior to the effective date of the reorganization.  The Company believes such amount substantially exceeds the amount to which Moelis is entitled under its engagement letter.  The Company has filed an objection to Moelis’s administrative claim, and a hearing on that matter before the United States Bankruptcy Court for the Eastern District of Michigan is pending.

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

Note 14. Subsequent Events

The Asset held for sale on the balance sheet at June 30, 2011 consists of a 7.2 acre parcel of land which was reclassified from Property, Building and Equipment as the criteria to be considered held for sale was met as of June 30, 2011. On July 14, 2011, the Company consummated its previously announced land transaction with Wayne County. In connection with this transaction, the Company exchanged a 7.2 acre parcel of land for a 1.1 acre parcel of land and net cash consideration of approximately $10.7 million. The value of the land exchanged approximated the value of the land received, plus cash consideration, for the three months ended June 30, 2011.

On July 1, 2011, the Company paid semi-annual interest payments of $25.1 million on its 13% Senior Secured Notes due in 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and Overview

           Greektown Superholdings was incorporated under the laws of the State of Delaware on March 17, 2010. Greektown Superholdings was formed to hold, directly and indirectly through Greektown Sub, all outstanding membership interests of Greektown LLC, as of the effective date of its emergence from bankruptcy protection. Through Greektown LLC, we own and operate Greektown Casino. Greektown Casino opened in November 2000 in downtown Detroit. In February 2009, Greektown Casino completed its Expanded Complex at a cost of approximately $336.3 million. Greektown Casino is one of only three commercial casinos licensed to operate in Michigan and our Expanded Complex offers a full range of gaming, dining and entertainment alternatives, including:

●
approximately 100,000 square-feet of gaming space with 2,700 slot machines and 67 table games, including an approximately 12,500 square-foot salon dedicated to high-limit gaming and the largest live poker room in the Metro Detroit Gaming Market (as defined below);

●	approximately 2,810 attached and 1,750 unattached parking spaces, including over 600 parking spaces for valet parking services;

●	10,000 square feet of convention space;

●	a 400-room hotel;

●	four restaurants, including a 180-seat “International Buffet”;

●	several food outlets on the gaming floor; and

●	eight bars and two entertainment facilities.

           Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and six interstate highways passing through downtown Detroit. We estimate that Greektown Casino attracts approximately 17,600 patrons per day on average, and we believe a significant number of these patrons make regular visits to our property. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors. From inception we had approximately 1.1 million people in our database for Club Greektown. As of June 30, 2011, approximately 159,400 of the people in our database had visited Greektown Casino during the preceding three months. We believe the gaming market in the Detroit area, which consists of three commercial casinos in Michigan (the “Detroit Commercial Casinos”), together with the commercial casino in Windsor, Ontario (the “Metro Detroit Gaming Market”), is primarily a “drive-to” gaming market, with over 95% of patrons residing within 100 miles of Greektown Casino.

Key Financial Statement Terms

Revenues

           Our gross revenues are derived from casino revenues, food and beverage revenues, hotel revenues and other revenues. Our largest component of revenues are casino revenues, which represented approximately 90.1%, 90.1%, 89.8%, and 90.1%  of our total gross revenues for the successor three months ended June 30, 2011, predecessor three months ended June 30, 2010, successor six months ended June 30, 2011, and predecessor six months ended June 30, 2010, respectively. Gross casino revenues are comprised of revenues from our slot machines (which was the source of approximately 87.7%, 88.0%, 88.4%, and 88.4% of total gross casino revenues for successor three months ended June 30, 2011, predecessor three months ended June 30, 2010, successor six months ended June 30, 2011, and predecessor six months ended June 30, 2010, respectively)  and table games, and are calculated as the difference between the amount wagered and the amount paid to customers from gaming activities.

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

The following table reflects the composition of gross casino revenues for the successor three months  ended June 30, 2011, predecessor three months ended June 30, 2010, successor six months ended June 30, 2011, and predecessor six months ended June 30, 2010 (in thousands).

	Successor	Predecessor	Successor	Predecessor
				Six Months
	Three Months	Three Months	Six Months	Ended June
	Ended June 30,	Ended June 30,	Ended June 30,	30,
	2011	2010	2011	2010
Gross casino revenue:
Slot machines	$77,206	$75,137	$154,398	$153,366
Table games	14,130	13,932	26,915	27,599
Participation and Club expense	(3,330)	(3,674)	(6,687)	(7,402)

Total Gross casino revenue	$88,006	$85,395	$174,626	$173,563

Percent of Gross casino revenue
Slot machines	87.7%	88.0%	88.4%	88.4%
Table games	16.1%	16.3%	15.4%	15.8%
Participation and Club expense	-3.8%	-4.3%	-3.8%	-4.2%

The other principal components of our revenues are our food and beverage revenue and hotel revenue, each of which is affected by customer volume and price, and leasing of certain real estate.  The following table reflects the composition of food and beverage revenue and hotel revenue for the successor three months  ended June 30, 2011, predecessor three months ended June 30, 2010, successor six months ended June 30, 2011, and predecessor six months ended June 30, 2010 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three	Three	Six
	Months	Months	Months	Six Months
	Ended	Ended June	Ended	Ended June
	June 30,	30,	June 30,	30,
	2011	2010	2011	2010
Gross food and beverage and hotel revenue:
Food and beverage	5,782	5,695	11916	11924
Hotel	2,740	2,436	5,392	4,628

Total gross revenue	$8,522	$8,131	$17,308	$16,552

Percent of gross revenue:
Food and beverage	5.9%	6.0%	6.1%	6.2%
Hotel	2.8%	2.6%	2.8%	2.4%

Total gross revenue	8.7%	8.6%	8.9%	8.6%

Promotional Allowances

Our gross revenues are reduced by promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of food, beverage and other complimentary items furnished to customers without charge.

Direct Operating Expenses

Direct operating expenses are those that directly relate to our gaming, food and beverage and hotel operations. The following table illustrates the composition of direct operating expenses and their relationships to net revenues for the successor three months  ended June 30, 2011, predecessor three months ended June 30, 2010, successor six months ended June 30, 2011, and predecessor six months ended June 30, 2010 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months Ended	SixMonths	Six Months Ended June
	Ended June 30,	June 30,	Ended June 30,	30,
	2011	2010	2011	2010
Direct operating expenses:
Casino	$18,213	$21,012	$36,800	$40,425
Gaming taxes	19,263	18,851	38,339	38,469
Food and beverage	4,635	3,903	10,250	7,817
Hotel	2,192	2,310	4,630	4,397
Depreciation & Amortization	10,317	5,271	20,587	10,488

Total direct operating expenses	$54,620	$51,347	$110,606	$101,596

Relationship to net revenues:
Casino	22.1%	25.4%	22.1%	23.9%
Gaming taxes	23.4%	22.7%	23.1%	22.8%
Food and beverage	5.6%	4.7%	6.2%	4.6%
Hotel	2.7%	2.8%	2.8%	2.6%
Depreciation & Amortization	12.5%	6.4%	12.4%	6.2%

Total direct operating expenses	66.3%	61.9%	66.6%	60.1%

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

Indirect Operating Expenses

Indirect operating expenses consist predominantly of general overhead expenses that support our overall business, including marketing, advertising and entertainment, non-hotel facilities expenses and other general and administrative expenses. The following table illustrates the composition of indirect operating expenses and their relationships to net revenues for the successor three months  ended June 30, 2011, predecessor three months ended June 30, 2010, successor six months ended June 30, 2011, and predecessor six months ended June 30, 2010 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Other operating expenses:

Marketing, advertising and entertainment	$1,976	$2,070	$3,697	$4,146
Facilities	4,891	4,903	10,248	9,689
General and administrative	11,495	10,542	23,169	21,437
Other	105	53	186	105

Total other operating expenses	$18,467	$17,568	$37,300	$35,377

Relationship to net revenues:
Marketing, advertising and entertainment	2.4%	2.5%	2.2%	2.5%
Facilities	5.9%	5.9%	6.2%	5.7%
General and administrative	14.0%	12.7%	13.9%	12.7%
Other	0.1%	0.1%	0.1%	0.1%

Total other operating expenses	22.4%	21.2%	22.4%	20.9%

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

Reorganization Expenses

Reorganization expenses consist primarily of gains from the settlement of liabilities subject to compromise net of fees paid to restructuring professionals, as well as other costs directly associated with the bankruptcy process. The following table illustrates the composition of reorganization expenses and the total net loss on reorganization items and fresh start adjustments to net revenues for the successor three months ended June 30, 2011, predecessor three months ended June 30, 2010, successor six months ended June 30, 2011, and predecessor six months ended June 30, 2010 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2011	2010	2011	2010
Non- cash reorganization items
Discharge of liabilities subject to compromise	$470	$130,937	$687	$130,937
Revaluation of assets and liabilities	—	190,018	—	190,018
Total non-cash reorganization items	470	320,955	687	320,955
Professional fees and expenses:
Legal professional fees	(265)	(6,386)	(1,377)	(12,336)
Consulting professional fees	(133)	(5,039)	(170)	(6,758)
U.S. Trustee fees and other expenses	(167)	(65)	(290)	(509)
Total professional fees and expenses	(565)	(11,490)	(1,836)	(19,603)
Net (loss) gain on reorganization items	$(95)	$309,465	$(1,149)	$301,352

Other Expense

Other expense consists primarily of interest on our indebtedness, the amortization of deferred financing costs, interest income earned on our investments in certificates of deposit and unrealized loss on interest rate swaps. The following table illustrates the components of other expense and their relationships to net revenues for the successor three months ended June 30, 2011, predecessor three months ended June 30, 2010, successor six months ended June 30, 2011, and predecessor six months ended June 30, 2010 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2011	2010	2011	2010
Other expense:
Interest expense	(12,631)	(18,682)	(25,221)	(37,489)
Amortization of finance fees and accretion on senior notes	(1,703)	(1,039)	(3,391)	(2,079)
Other	3	—	(9)	(298)

Total other expenses:	$(14,331)	$(19,721)	$(28,621)	$(39,866)

Relationship to net revenues:
Interest expense	-15.3%	-22.5%	-15.2%	-22.2%
Amortization of finance fees and accretion on senior notes	-2.1%	-1.3%	-2.0%	-1.2%
Other	0.0%	0.0%	0.0%	-0.2%

Total other expense:	-17.4%	-23.8%	-17.3%	-23.6%

Provision for Income Taxes

The provision for income taxes reflects our current and deferred provisions in accordance with the Income Taxes topic of the FASB ASC. The following table illustrates the components of the provision for income taxes for the successor three months ended June 30, 2011, predecessor three months ended June 30, 2010, successor six months ended June 30, 2011, and predecessor six months ended June 30, 2010 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2011	2010	2011	2010
Provision for income taxes:
Income tax expense-current	$(313)	$(487)	$(864)	$(1,248)
Income tax (expense) benefit -deferred	2,151	(1,387)	551	(1,350)
Total provision for income taxes	$1,838	(1,874)	$(313)	$(2,598)

Relationship to net revenues:
Income tax (expense) benefit-current	-0.4%	-0.6%	-0.5%	-0.7%
Income tax (expense) benefit-deferred	2.6%	-1.7%	0.3%	-0.8%
Total provision for income taxes	2.2%	-2.3%	-0.2%	-1.5%

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Overview. The three month periods ended June 30, 2011 and June 30, 2010 are not directly comparable as the Effective Date of the Plan of reorganization occurred on June 30, 2010 and the results presented for three month period ended June 30, 2010 are of the Predecessor.

Net revenues. Net revenues for the successor three months ended June 30, 2011 and predecessor three months ended June 30, 2010, were approximately $82.4 million and $82.9 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, and our ability to attract customers in the Detroit Commercial Market. Casino revenue represented 90.1% of gross revenues for each of the successor three months ended June 30, 2011 and predecessor three months ended June 30, 2010. Table games as a percentage of gross casino revenue were 16.1% and 16.3% for the successor three months ended June 30, 2011 and the predecessor three months ended June 30, 2010, respectively. In addition, promotional allowance as a percentage of gross revenue was 15.7% and 12.5% for the successor three months ended June 30, 2011 and predecessor three months ended June 30, 2010, respectively, resulting from enhanced promotional offers to our patrons in order to retain market share in light of the promotional environment among competitors in the Metro Detroit Gaming Market.

Direct operating expenses. Direct operating expenses increased by $3.3 million, during the successor three months ended June 30, 2011 compared to the predecessor June 30, 2011, or 4.4% as a percentage of net revenues, in the successor three months ended June 30, 2011 as compared to the comparable period in the prior year. The following is a discussion of the principal drivers of trends in direct operating expenses:

●
Casino expenses. Casino-related expenses decreased $2.8 million, or 3.2% as a percentage of net revenues, during the successor three months ended June 30, 2011 compared to the prior year.  The decrease in this category was primarily driven by the Company writing off $1.8 million related to a marker receivable from a customer during the predecessor three months ended June 30, 2010, a decrease in complimentary services (food, beverage, and hotel room) costs of $0.7 million, a decrease in payroll costs of $0.1 million, and a decrease in general and administrative expenses of $0.2 million, as it relates to customer relations and promotions.

●
Gaming taxes. Gaming taxes increased $0.4 million during the successor three months ended June 30, 2011 relative to the comparable period in the prior year, as a result of the increase in casino revenue.

●
Food and beverage expenses. Food and beverage expenses increased $0.7 million, or 0.9% as a percentage of net revenues, during the successor three months ended June 30, 2011 compared to the comparable period in the prior year, primarily as a result of the following: an increase in food and beverage payroll costs of approximately $0.3 million, as union employees received a pay rate increase under the terms of the collective bargaining agreements in the fourth quarter of 2010, an increase in general and administrative expenses (operating supplies) of approximately $0.3 million, and  an increase in cost of sales of approximately $0.1 million.

●
Hotel expenses. Hotel expenses decreased by $0.1 million, or by 0.1% as a percentage of net revenues, during the successor three months ended June 30, 2011 compared to the same period in the prior year. This decrease in hotel expenses was primarily driven by a reduction in utility expenses of approximately $0.2 million. The decrease was also offset by an increase in payroll expense of approximately $0.1 million, as union employees received a pay rate increase under the terms of the collective bargaining agreements in the fourth quarter of 2010.

●
Depreciation and amortization expense. Depreciation and amortization expenses increased by $5.0 million or by 6.2% as a percentage of net revenues, during the successor three months ended June 30, 2011 compared to the same period in the prior year. The increase primarily related to the revaluation of property, buildings, and equipment and the recording of certain definite lived intangible assets, as a result of the Company’s emergence from bankruptcy on June 30, 2010. Incremental depreciation expense recorded during the three months ended June 30, 2011 was approximately $6.9 million and amortization of the rated player relationships asset recorded during such period was approximately $3.5 million.

Indirect operating expenses. Indirect operating expenses increased by approximately $0.9 million, or 1.2% as a percentage of net revenues, during the successor three months ended June 30, 2011 compared to the same period in the prior year.  The following is a discussion of the principal drivers of trends in indirect operating expenses:

●
Marketing, advertising and entertainment.  Marketing, advertising and entertainment expenses decreased by approximately $0.1 million, or 0.1% as a percentage of net revenues, during the successor three months ended June 30, 2011 compared to the comparable period in the prior year. The decrease primarily related to a decrease in television, radio, production, artwork, and public relations of approximately $0.4 million. The decrease was offset by an increase in newspaper, magazine, outdoor, billboard, interactive media, special events, and contract services advertising costs of approximately $0.3 million.

●
Facilities.  Facilities expense change was minimal during the successor three months ended June 30, 2011 compared to the comparable period in the prior year. Facilities expense remained consistent during the successor three months ended June 30, 2011, as compared to the predecessor three months ended June 30, 2010.

●
General and administrative.  General and administrative expenses increased by approximately $1.0 million or 1.2% as a percentage of net revenues, during the successor three months ended June 30, 2011 compared to the comparable period in the prior year. The increase primarily related to an increase in the following costs: legal costs of approximately $0.4 million  (includes expenses associated with the land transaction and compliance and disclosure obligations arising from our status as a public reporting company), contract services increased approximately $0.2 million, payroll costs increased approximately $0.1, recruiting expense increased approximately $0.2 million, and other professional fees increased by approximately $0.1 million.

●	Other. Other indirect operating expenses remained consistent during the successor three months ended June 30, 2011, as compared to the predecessor three months ended June 30, 2010.

Reorganization  expenses. Reorganization expenses decreased by approximately $309.6 million during the successor three months ended June 30, 2011 compared to the comparable period in the prior year. The decrease in reorganization expenses was primarily related to a decrease in bankruptcy-related professional fees and expenses of approximately $10.9 million correlated with activities during the prior year period in the bankruptcy cases and the discharge of liabilities subject to compromise of $320.5 and the revaluation of assets and liabilities, as the Company emerged from bankruptcy on June 30, 2010.

Other expense. Other expense decreased by approximately $5.4 million, or 6.4% as a percentage of net revenues, during the successor three months ended June 30, 2011 over the comparable period in the prior year. The following is a discussion of the primary drivers of the trends in other expense.

●
Interest expense. Interest expense decreased by $6.1 million, or 7.2% as a percentage of net revenues, during the successor three months ended June 30, 2011 compared to the comparable period in the prior year. The decrease was primarily related to the Company’s reduced debt load, in connection with the emergence from bankruptcy, effective June 30, 2010.

●
Amortization of finance fees and accretion of discount on senior notes. Amortization of finance fees and accretion of discount on senior note increased by $0.7 million, or 0.8% as a percentage of net revenues, during the successor three months ended June 30, 2011 compared to the comparable period in the prior year. The increase of approximately $0.8 million relates to the accretion of discounts for the Series A and B notes, offset by a decrease of approximately $0.1 in finance fees.

Provision for income taxes. The provision for income taxes decreased by approximately $3.7 million, or 4.5% as a percentage of net revenues, during the successor three months ended June 30, 2011. The decrease was primarily related to the State of Michigan tax reform, as the Michigan Business Tax (“MBT”) will be eliminated; effective January 1, 2012 and deferred taxes related to the MBT were adjusted effectively in the second quarter of 2011. In lieu of the MBT, the State of Michigan has enacted a six percent Corporate Income tax. Therefore, all deferred tax liabilities related to MBT have been reversed and a deferred tax benefit has been recorded, and all deferred tax assets related to MBT have been reversed and a tax expense has been recorded. Additionally, based on the Company’s quarterly review of  its uncertain tax position, the Company determined that a change in estimate was required. The estimate for the Company’s uncertain tax position was decreased by approximately $0.2 million.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Overview. The six month periods ended June 30, 2011 and June 30, 2010 are not directly comparable as the Effective Date of the Plan of reorganization occurred on June 30, 2010 and the results presented for six month period ended June 30, 2010 are of the Predecessor.

Net revenues. Net revenues for the successor six months ended June 30, 2011 and the predecessor six months ended June 30, 2010, were approximately $166.1 million and $169.0 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, and our ability to attract customers in the Detroit Commercial Market. Casino revenue represented 89.8% and 90.1% of gross revenues for the successor six months ended June 30, 2011 and the predecessor six months ended June 30, 2010, respectively. The Company believes that its revenues during the successor six months ended June 30, 2011 were adversely affected by harsh weather in the first quarter of 2011. Table games as a percentage of gross casino revenue were 15.4% and 15.9% for the successor six months ended June 30, 2011 and the predecessor six months ended June 30, 2010, respectively. In addition, promotional allowance as a percentage of gross revenue was 14.5% and 12.2% for the successor six months ended June 30, 2011 and predecessor six months ended June 30, 2010, respectively, resulting from enhanced promotional offers to our patrons in order to retain market share in light of promotional environment among competitors in the Metro Detroit Gaming Market.

Direct operating expenses. Direct operating expenses increased by $9.0 million, or 6.5% as a percentage of net revenues, in the successor six months ended June 30, 2011 as compared to the comparable period in the prior year. The following is a discussion of the principal drivers of trends in direct operating expenses:

●
Casino expenses. Casino-related expenses decreased $3.6 million, or 1.8% as a percentage of net revenues, during the successor six months ended June 30, 2011 compared to the prior year.  The decrease in this category was primarily driven by a Company write off of $1.8 million related to a marker receivable from a customer during the predecessor six months ended June 30, 2010, a decrease in complimentary services (food, beverage, and hotel room) costs of $2.0 million, which was partially offset by an increase in payroll costs of approximately $0.2 million.

●
Gaming taxes. Gaming taxes decreased $0.1 million during the successor six months ended June 30, 2011 relative to the comparable period in the prior year, although gross gaming revenues were slightly higher in the 2011 period.  The decrease was due to additional City of Detroit gaming tax expense of $0.2 million in the first quarter of 2010 which related to the tax rollback Settlement Agreement which were  partially, offset by $0.1 million due to the increase in gross gaming revenue.

●
Food and beverage expenses. Food and beverage expenses increased $2.4 million, or 1.5% as a percentage of net revenues, during the successor six months ended June 30, 2011 compared to the comparable period in the prior year, primarily as a result of the following: an increase in food and beverage payroll costs of approximately $0.9 million, as union employees received a pay rate increase under the terms of the collective bargaining agreements in the fourth quarter of 2010, an increase in general and administrative expenses (operating supplies) of approximately $0.1 million, an increase in cost of sales of approximately $0.4 million, due to a higher quality of product being served in 2011, and a decrease in complimentary expense deduction of $1.0 million.

●
Hotel expenses. Hotel expenses increased by $0.2 million, or by 0.2% as a percentage of net revenues, during the successor six months ended June 30, 2011 compared to the same period in the prior year. This increase in hotel expenses was primarily driven by an increase in payroll expense of approximately $0.2 million, as union employees received a pay rate increase under the terms of the collective bargaining agreements in the fourth quarter of 2010.

●
Depreciation and amortization expense. Depreciation and amortization expenses increased by $10.1 million, or by 6.2% as a percentage of net revenues, during the successor six months ended June 30, 2011 compared to the same period in the prior year. The increase primarily related to the revaluation of property, buildings, and equipment and the recording of certain definite lived intangible assets, as a result of the Company’s emergence from bankruptcy on June 30, 2010. Incremental depreciation expense recorded during the six months ended June 30, 2011 was approximately $13.8 million and amortization of the rated player relationships asset recorded during such period was approximately $7.0 million.

Indirect operating expenses. Indirect operating expenses increased by approximately $1.9 million, or 1.5% as a percentage of net revenues, during the successor six months ended June 30, 2011 compared to the same period in the prior year.  The following is a discussion of the principal drivers of trends in indirect operating expenses:

●
Marketing, advertising and entertainment.  Marketing, advertising and entertainment expenses decreased by approximately $0.4 million, or 0.2% as a percentage of net revenues, during the successor six months ended June 30, 2011 compared to the comparable period in the prior year. The decrease primarily related to a decrease in television, radio, production, artwork, and public relations of approximately $1.0 million. The decrease was partially offset by an increase in print media and other categories of  advertising costs of approximately $0.6 million.

●
Facilities.  Facilities expense increased by $0.6 million, or by 0.4% as a percentage of net revenues, during the successor six months ended June 30, 2011 compared to the same period in the prior year. The increase primarily related to an increase in payroll expense of $0.5 million, as union employees received a pay rate increase under the terms of the collective bargaining agreements in the fourth quarter of 2010, and an increase of $0.2 million in repair and maintenance expense, which was partially offset by a decrease of $0.1 million in utility expense.

●
General and administrative.  General and administrative expenses increased by approximately $1.7 million or 1.3% as a percentage of net revenues, during the successor six months ended June 30, 2011 compared to the comparable period in the prior year. The increase primarily related to an increase in the following costs: legal costs of approximately $0.6 million (includes expenses associated with the land transaction and compliance and disclosure obligations arising from our status as a public reporting company), contract services increased approximately $0.3 million, payroll costs increased approximately $0.4, recruiting expense increased approximately $0.2 million, property taxes increased by $0.3 million due to a credit received last year, an increase of approximately $0.1 million in other professional fees and an increase of approximately $0.3 million in miscellaneous expenses primarily related to the employee development and recognition program.  These increases were offset by decreases in management bonuses of $0.3 million and union bonus expense of $0.2 million.

●
Other. Other indirect operating expenses change was minimal during the successor six months ended June 30, 2011 compared to the comparable period in the prior year. Other indirect operating expenses remained consistent during the successor six months ended June 30, 2011, as compared to the predecessor six months ended June 30, 2010.

Reorganization expenses. Reorganization expenses decreased by approximately $302.5 million during the successor six months ended June 30, 2011 compared to the comparable period in the prior year. Reorganization expenses decreased primarily as a result of a decrease in bankruptcy-related professional fees and expenses of approximately $17.8 million correlated with activities in the bankruptcy cases,  the discharge of liabilities subject to compromise of $320.3 million, and the revaluation of assets and liabilities, as the Company emerged from bankruptcy on June 30, 2010.

Other expense. Other expense decreased by approximately $10.8 million, or 6.1% as a percentage of net revenues, during the successor six months ended June 30, 2011 over the comparable period in the prior year. The following is a discussion of the primary drivers of the trends in other expense.

●
Interest expense. Interest expense decreased by $12.3 million, or 7.0% as a percentage of net revenues, during the successor six months ended June 30, 2011 compared to the comparable period in the prior year. The decrease was primarily related to the Company’s reduced debt load, in connection with the emergence from bankruptcy, effective June 30, 2010.

●
Amortization of finance fees and accretion of discount on senior notes. Amortization of finance fees and accretion of discount on senior note increased by $1.3 million, or 0.8% as a percentage of net revenues, during the successor six months ended June 30, 2011 compared to the comparable period in the prior year. The increase of approximately $1.7 million relates to the accretion of discounts for the 13% Senior Secured notes, offset by a decrease of approximately $0.4 million in finance fees, which had been incurred under the DIP Facility.

Provision for income taxes. The provision for income taxes decreased by approximately $2.3 million, or 1.3% as a percentage of net revenues, during the successor six months ended June 30, 2011. The decrease was primarily related to the State of Michigan tax reform, as the Michigan Business Tax (“MBT”) will be eliminated; effective January 1, 2012 and deferred taxes related to the MBT were adjusted effectively in  the second quarter of 2011.In lieu of the MBT, the State of Michigan has enacted a six percent Corporate Income tax. Therefore, all deferred tax liabilities related to MBT have been reversed and a deferred tax benefit has been recorded, and all deferred tax assets related to MBT have been reversed and a tax expense has been recorded. Additionally, based on the Company’s quarterly review over its uncertain tax position, the Company determined that a change in estimate was required due to certain new developments, as such, the Company’s uncertain tax position decreased by approximately $0.2 million.

Liquidity and Capital Resources

Overview

           Our cash requirements have historically been for working capital, obligations under the Development Agreement, gaming taxes, debt service, the improvement of our facilities, including the Expanded Complex, the payment of management fees, and tax distributions and, during the bankruptcy, the funding of reorganization expenses associated with our bankruptcy. In connection with the reorganization, we were required to fund $10 million into the Litigation Trust. The Litigation Trust has been fully funded as of June 30, 2011 and the balance was transferred to the trustee of the Litigation Trust prior to June 30, 2011.

Cash and cash equivalents were $45.1 million and working capital was $27.2 million, respectively, as of June 30, 2011.  We had $20.0 million of available borrowings under our Revolving Loan at June 30, 2011, and increased to $30.0 million subsequent to June 30, 2011, pursuant to the July 2011 Amendment of the Comerica Facility (see Note 6 of the notes to the Financial Statements).. We did not draw down on the Revolving Loan during the second quarter of 2011, as we were able to make semi-annual interest payments of $25.1on the 13% Senior Secured notes using cash generated from operating activities.

Subsequent to quarter end, we received approximately $10.7 million in net cash consideration from a land exchange transaction with Wayne County, Michigan.  The Company sold a 7.2 acre parcel, to the county, which had been used as a municipal parking lot, and simultaneously purchased from the county a 1.1 acre parcel, currently used by the county as the sheriff headquarters.  It is expected that the acquired parcel will be used to construct a parking facility for patrons of Greektown Casino, subject to obtaining the required financing and regulatory approval (see Note 14 of the notes to the Financial Statements).

Cash Flows

           Our cash flows for the six months ended June 30, 2011 and 2010 consisted of the following (in thousands).

	Successor Six Months Ended June 30,	Predecessor Six Months Ended June 30,
	2011	2010
Cash flows:
Net cash (used in) provided by operating activities	$14,501	$(31,190)
Net cash (used in) investing activities	483	(5,568)
Net cash (used in) financing activities	(84)	24,662
Net decrease in cash and equivalents	$14,900	$(12,096)

           Net cash (used in) provided by operating activities. Net cash (used in) provided by operating activities increased for the successor six months ended June 30, 2011, as compared to the predecessor six months ended June 30, 2010. The increase in operating cash flows was due to the decrease in cash outflows for reorganization costs of $13.8 million, a City of Detroit settlement agreement payment in 2010 of $13.5 million and a payment for paid-in-kind (PIK) interest of $27.8 million under the Debtor-in-Possession Facility then in place in 2010.  These amounts were offset by a $10.0 million payment made in 2011 related to the unsecured distribution liability.

Net cash (used in) investing activities. Net cash (used in) investing activities decreased for the successor six months ended June 30, 2011, as compared to the predecessor six months ended June 30, 2010. The decrease was primarily due to a decrease in restricted cash of $5.0 million related to the unsecured distribution liability to the litigation trust. The payment was not required for the predecessor six months ended June 30, 2010, as the Company’s first payment to the trustee was due on September 30, 2010.

Net cash (used in) financing activities. Net cash (used in) financing activities decreased for the successor six months ended June 30, 2011, as compared to the predecessor six months ended June 30, 2010. The decrease was primarily related to the reorganization of the Company’s capital structure on June 30, 2010, which resulted in decreased borrowings of approximately $558.6 million, offset by reduced payments on long term debt and financing fees of approximately $533.8 million.

Revolving Loan

           The Revolving Loan is a three and one -half year revolving credit facility in an aggregate principal amount initially of up to $20 million (increased to $30 million pursuant to the July 2011 Amendment described below), including $5 million for the issuance of standby letters of credit.  The maximum expiration of individual letters of credit is twelve months after the issuance thereof or, if earlier, the maturity of the Revolving Loan.  The Revolving Loan was executed on the Effective Date and was not drawn down as of such date.

           The Revolving Loan is secured by a perfected first priority lien and security interest on all the assets of Greektown Superholdings and all its direct and indirect subsidiaries, excluding, among other things, our gaming license.

           Borrowings under the Revolving Loan initially bear interest at an annual rate of LIBOR plus 3.50% (reduced to LIBOR plus 2.50% pursuant to the July 2011 Amendment) or the higher of Comerica Bank’s prime reference rate and 3.25%.  Upon the Trappers Mortgage Release, the Revolving Loan will bear interest at an annual rate of LIBOR plus 1.75% (if the Leverage Ratio (as defined below) is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1) or at an annual rate of (a) the higher of (i) Comerica Bank’s prime reference rate and (ii) 2.50% minus (b) 0.50% (if the Leverage Ratio is greater than or equal to 4 to 1) or 1% (if the Leverage Ratio is less than 4 to 1).  There is a facility fee of 0.50% per annum on the aggregate revolving credit commitment amount payable quarterly in arrears commencing on July 1, 2010 (in respect of the prior fiscal quarter or portion thereof), and on the first day of each fiscal quarter thereafter.  There is also a non-refundable letter of credit fee of 3.50% per annum on the face amount of each letter of credit payable quarterly in advance.  Upon the Trappers Mortgage Release, the interest rate spread above LIBOR under the Revolving Loan drops to 1.75% (if the Leverage Ratio is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1).  “Leverage Ratio” means as of the last day of any fiscal quarter of the Company, the ratio of an amount equal to, on a consolidated basis, the sum of all of the funded debt of the Company and its subsidiaries as of such date, excluding all subordinated debt, to EBITDA (as defined below) for the four fiscal quarters then ending.  Adjustments to the interest rate and the applicable letter of credit fee rate are implemented quarterly based on the Leverage Ratio.

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

A small parcel of real property underlying a portion of our casino operations is encumbered by mortgages which secure indebtedness owed to Greektown LLC and third parties.  While the Company believes that these third party liens are discharged pursuant to the terms of the Plan, the liens established by these mortgages were not removed from the title record or insured by the title company prior to the Effective Date. Historical subordination agreements from the third parties holding such mortgages exist whereby such parties have agreed not to exercise remedies until Greektown LLC has exercised such remedies under a mortgage in favor of Greektown LLC on the same parcel. Further, the Company and its subsidiaries have agreed to collaterally assign the mortgage in favor of Greektown LLC as well as a mortgage under which a pre-bankruptcy affiliate of the Company is the borrower (but as to which Greektown LLC is also the beneficiary of a collateral assignment to secure the mortgage in favor of us) to the lenders under the Revolving Loan on a first-priority basis and to the holders of the Notes on a second-priority basis. However, if the subordination agreements and the collateral assignment of the mortgage in favor of Greektown LLC and under which Greektown LLC’s pre-bankruptcy affiliate is the borrower were determined not to be enforceable, such mortgages could be deemed to have a higher priority than the mortgage on such property that the Company is granting to holders of the notes.  In the event that the holders of such mortgages are able to exercise their rights under such mortgages, they would be entitled, among other remedies, to foreclose such liens which could result in Greektown LLC’s loss of title to such property.  Pending the discharge of the liens on the Trappers Parcel, availability under the Revolving had been limited to $20 million(increased to the full $30 million pursuant to the July Amendment), and the failure to resolve the issue by June 30, 2012 will result in a default under the Credit Agreement unless otherwise waived.

On July 6, 2011, the Company and Comerica Bank agreed to certain modifications to the Credit Agreement.  Specifically, the Credit Agreement was amended as follows:

●	Extended until June 30, 2012 the deadline for the Trappers Mortgage Release;

●	Eliminated the $20 million limit on the amount of the revolver available for borrowing by the Company at any time, such that the entire $30 million facility is available for borrowing;

●
Eliminated the requirement that there be no debt outstanding on the revolver before and after giving effect to annual excess cash flow payments on the Company’s outstanding 13% Senior Secured Notes due 2015;

●
Modified the Fixed Charge Coverage Ratio covenant in the Credit Agreement to exclude specified capital expenditures and to provide that the Fixed Charge Coverage Ratio will be tested only on an annual basis;

●
Reduced to Libor plus 2.5% the rate of interest payable in respect of borrowings under the revolver and any letters of credit issued under the Credit Agreement prior to the discharge of the Trappers Liens;

●	Added a covenant requiring that the Company achieve specified minimum earnings before interest, taxes, depreciation and amortization during twelve month periods ending on applicable Test Dates; and

●	Added a 45 day annual revolver “clean up period” during which the Company will be required to maintain a $0 balance on the revolver for a period of 45 consecutive days.

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

           The New Senior Secured Notes contain covenants limiting the ability of Greektown and/or its direct and indirect subsidiaries to, among other things, (i) engage in businesses other than the operation of Greektown Casino; (ii) incur or guarantee additional indebtedness; (iii) create liens; (iv) make certain investments; (v) pay dividends on or make payments in respect of capital stock; (vi) consolidate or merge with other companies; (vii) sell certain assets; (viii) enter into transactions with affiliates; (ix) agree to negative pledge clauses and (x) enter into sales and leasebacks. Failure to comply with the covenants under the New Senior Secured Notes or the Revolving Loan could result in a default under the applicable documents unless Greektown obtains a waiver of, or otherwise mitigates, the default.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

     As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.

      Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6.   Exhibits

The following is a list of exhibits filed as part of this Report:

10.21	First Amendment, dated as of July 6, 2011 to the Credit Agreement between Greektown Superholdings, Inc. and Comerica Bank.

10.22	Second Amendment, dated as of July 8, 2011 to the Credit Agreement between Greektown Superholdings, Inc. and Comerica Bank.

10.23	Employment Agreement, effective as of June 15, 2011, between Greektown Superholdings, Inc. and Michael Puggi.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEKTOWN SUPERHOLDINGS, INC.

By:	/s/ Michael Puggi
Name:	Michael Puggi
Title:	President and Chief Executive Officer

By:	/s/ Clifford J. Vallier
Name:	Clifford J. Vallier
Title:	Chief Financial Officer and Treasurer

August 15, 2011