Form 10-Q
period 2011-09-30
Greektown Superholdings, Inc.
filed 2011-11-14
CIK 1487685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of November 14, 2011, there were 153,383 shares of Series A-1 Common Stock, $0.01 par value, and no shares of Series A-2 Common Stock, $0.01 par value, outstanding.

Part I – FINANCIAL INFORMATION

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,932	$30,195
Restricted cash	—	5,000
Certificate of deposit	—	534
Accounts receivable – gaming, net	604	712
Accounts receivable – other, net	1,295	1,824
Note receivable	1,900	2,000
Property tax refund receivable	—	3,451
Inventories	395	383
Prepaid expenses	4,421	2,106
Prepaid Michigan Gaming Control Board annual fee	1,125	8,754
Prepaid municipal service fees	137	3,434
Deposits	2,923	3,793
Total current assets	58,732	62,186

Property, building, and equipment, net	316,325	335,608

Other assets:
Financing fees - net of accumulated amortization	12,421	14,854
Deposits and other assets	30	30
Casino development rights	117,800	117,800
Trade names	26,300	26,300
Rated player relationships - net of accumulated amortization	51,750	62,100
Goodwill	110,252	110,252

Total assets	$693,610	$729,130

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	12,337	12,068
Taxes payable	1,250	295
Accrued interest	12,551	25,164
Unsecured distribution liability	—	10,000
Accrued expenses and other liabilities	10,465	9,626
Total current liabilities	36,603	57,153

Long-term liabilities:
Other accrued income taxes	8,797	8,887
Senior secured notes - net	366,829	364,218
Obligation under capital lease	2,492	2,510
Deferred income taxes	8,412	7,282
Total long-term liabilities	386,530	382,897

Total liabilities	423,133	440,050

Shareholders’ equity:
Series A-1 preferred stock at $0.01 par value; 1,688,268 shares authorized, 1,463,535 shares issued and outstanding at September 30, 2011 and December 31, 2010	185,396	185,396
Series A-2 preferred stock at $0.01 par value; 645,065 shares authorized, 162,255 shares issued and outstanding at September 30, 2011 and December 31, 2010	20,551	20,551
Series A-1 preferred warrants at $0.01 par value; 202,511 shares issued and outstanding at September 30, 2011 and December 31, 2010	25,651	25,651
Series A-2 preferred warrants at $0.01 par value; 460,587 shares issued and outstanding at September 30, 2011 and December 31, 2010	58,342	58,342
Series A-1 common stock at $0.01 par value; 4,354,935 shares authorized, 144,231 and 140,291 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1	1
Series A-2 common stock at $0.01 par value; 645,065 shares authorized, no shares issued	—	—
Additional paid-in capital	13,433	13,033
Accumulated deficit	(32,897)	(13,894)
Total shareholders’ equity	270,477	289,080
Total liabilities and shareholders' equity	$693,610	$729,130

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Operations (unaudited)
(In Thousands, except share and per share data)

	Successor			Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	June 30,
	2011	2010	2011	2010
Revenues
Casino	$82,184	$87,094	$260,103	$177,429
Food and beverage	5,320	5,900	17,236	11,924
Hotel	2,848	2,569	8,240	4,628
Other	1,060	1,291	3,554	2,482
Gross revenues	91,412	96,854	289,133	196,463
Less promotional allowances	11,422	12,235	39,699	23,591
Net revenues	79,990	84,619	249,434	172,872

Operating expenses
Casino	19,791	22,362	59,884	44,291
Gaming taxes	17,719	18,832	56,058	38,469
Food and beverage	4,070	3,916	14,320	7,817
Hotel	2,288	2,188	6,918	4,397
Marketing, advertising, and entertainment	1,732	1,496	5,429	4,146
Facilities	4,997	4,736	15,245	9,689
Depreciation and amortization	8,301	10,031	28,888	10,488
General and administrative expenses	11,525	11,018	34,694	21,437
Other	85	58	271	105
Operating expenses	70,508	74,637	221,707	140,839
Income from operations	9,482	9,982	27,727	32,033

Other expenses
Interest expense	(12,632)	(13,070)	(37,853)	(37,489)
Amortization of finance fees	(1,777)	(1,633)	(5,168)	(2,079)
Other income expense	(2)	(30)	(11)	(298)
Net gain (loss) on Chapter 11 related reorganization items from fresh start adjustments	—	378	(1,149)	301,352
Total other (expense) income, net	(14,411)	(14,355)	(44,181)	261,486

(Loss) income before provisions for income taxes	(4,929)	(4,373)	(16,454)	293,519

Income tax expense – current	(556)	(650)	(1,419)	(1,248)
Income tax (expense) benefit – deferred	(1,680)	18	(1,130)	(1,350)
Net (loss) income	$(7,165)	$(5,005)	$(19,003)	$290,921

Loss per share:
Basic	$(79.43)	$(66.41)	$(224.42)	N/A
Diluted	$(79.43)	$(66.41)	$(224.42)	N/A

Weighted average common shares outstanding	144,231	140,000	142,048	N/A
Weighted average common and common equivalent shares outstanding	144,231	140,000	142,048	N/A

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Successor		Predecessor
	Nine months Ended	Three Months Ended	Six months Ended
	September 30,	September 30,	June 30,
	2011	2010	2010
Operating activities
Net (loss) income	$(19,003)	$(5,005)	$290,921
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,888	10,031	10,488
Amortization of finance fees and accretion of discount on senior notes	5,168	1,633	2,079
Chapter 11 related reorganization items	1,149	(378)	(301,354)
Deferred income taxes	1,130	(18)	1,350
Stock compensation	400	79	—
Changes in current assets and liabilities:
Accounts receivable - gaming	208	312	1,684
Accounts receivable - other	529	(93)	—
Property tax refund receivable	3,451	—	—
State of Michigan gaming tax refundable	—	5,743	6,585
Inventories	(12)	74	20
Prepaid expenses	9,481	2,180	4,748
Notes receivables	—	—	460
Accounts payable	1,519	7,355	(6,315)
Accrued PIK interest	—	—	(27,783)
City of Detroit settlement agreement accrual	—	—	(13,547)
Unsecured distribution liability	(10,000)	—	—
Accrued expenses and other liabilities	(13,356)	9,419	14,031
Net cash provided by (used in) operating activities before reorganization costs	9,552	31,332	(16,633)
Operating cash flows for reorganization costs	—	(4,216)	(14,557)
Net cash provided by (used in) operating activities	9,552	27,116	(31,190)

Investing activities
Decrease in restricted cash	5,000	—	—
Capital expenditures	(9,946)	(4,450)	(5,566)
Disposition of real estate	10,681	—	—
Redemption of (investment in) certificate of deposit	534	(1)	(2)
Net cash provided by (used in) investing activities	6,269	(4,451)	(5,568)

Financing activities
Proceeds from borrowings on long-term notes payable	—	—	362,605
Payments on long-term debt	—	—	(516,328)
Payments on notes payable	—	(476)	(913)
Financing fees paid	(84)	(185)	(16,702)
Proceeds from issuance of stockholders’ equity	—	—	196,000
Net cash (used in) provided by financing activities	(84)	(661)	24,662

Net increase (decrease) in cash and cash equivalents	15,737	22,004	(12,096)
Cash and cash equivalents at beginning of year	30,195	13,596	25,692
Cash and cash equivalents at end of period	$45,932	$35,600	$13,596

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$50,648	$103	$13,689
Cash paid during the period for income taxes	$556	$760	$475

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
(In Thousands)

	Common	Common	Preferred	Preferred	Preferred	Preferred	Additional		Total
	Stock	Stock	Stock	Stock	Warrants	Warrants	Paid-in	Accumulated	Shareholders’
	A-1	A-2	A-1	A-2	A-1	A-2	Capital	Deficit	Equity
Balance at December 31, 2010	$1	$—	$185,396	$20,551	$25,651	$58,342	$13,033	$(13,894)	$289,080
Net (loss)								$(19,003)	$(19,003)
Stock based compensation							$400		400
Balance at September 30, 2011	$1	$—	$185,396	$20,551	$25,651	$58,342	$13,433	$(32,897)	$270,477

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2011

Note 1. Organization, Background and Bankruptcy Considerations

Organization

Greektown Holdings, L.L.C. (“Greektown Holdings”) was formed in September 2005 as a limited liability company owned by Kewadin Greektown Casino, L.L.C. (“Kewadin Greektown”), which was 100% owned by the Sault Ste. Marie Tribe of Chippewa Indians (the “Tribe”) and Monroe Partners, L.L.C. (“Monroe”). Greektown Holdings owns Greektown Casino, L.L.C. (“Greektown LLC”), which is engaged in the operation of a hotel and casino gaming facility known as Greektown Casino Hotel (“Greektown Casino”) located in the downtown of the City of Detroit that opened November 10, 2000 under a license granted by the Michigan Gaming Control Board (“MGCB”) and a Development Agreement with the City of Detroit.

On May 29, 2008, Greektown Holdings, together with its direct and indirect subsidiaries and certain affiliates, filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. As contemplated by a plan of reorganization (the “Plan”) approved by the Bankruptcy Court, Greektown Superholdings, Inc. (“Greektown Superholdings,” and together with its subsidiaries “we,” “our,” “us,” “the Company,” or “Greektown,” unless the context otherwise required) was incorporated under the laws of the State of Delaware on March 17, 2010. As of the Effective Date on June 30, 2010, each of Greektown Superholdings and its wholly-owned subsidiary, Greektown Newco Sub, Inc. (the “Greektown Sub”), hold 50% of the outstanding membership interests of Greektown Holdings. Greektown Superholdings is a holding company that has no other operating assets. Through its direct and indirect ownership of Greektown Holdings, Greektown Superholdings owns and operates Greektown Casino. Greektown LLC also holds all the ownership interest in Contract Builders Corporation (“Contract Builders”) and Realty Equity Company, Inc. (“Realty Equity”), each of which owns real estate near Greektown Casino. The assets of Trappers GC Partners, LLC (“Trappers”) were transferred to Greektown Casino and Trappers has been dissolved pursuant to the Plan. Unless otherwise indicated or the context otherwise requires, the following discussion describes the business and operations of Greektown Superholdings after the Effective Date. Greektown Superholdings’ corporate headquarters are located at 555 East Lafayette, Detroit, Michigan 48226.

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
 For the Quarterly Period ended September 30, 2011

Note 2. Summary of Significant Accounting Policies

Presentation and Basis of Accounting

The accompanying consolidated financial statements present the financial position and results of operations of Greektown Superholdings and its wholly owned subsidiaries as of and for the three and nine months ended September 30, 2011. The accompanying consolidated statements of operations and cash flows of Greektown Superholdings (the “Successor”) and Greektown Holdings (the “Predecessor”) are presented for the three months ended September 30, 2010 and six months ended June 30, 2010, respectively.

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

Certain reclassifications, which have no effect on previously reported net (loss) income, have been made to the consolidated statements of operations for the three and six months ended September 30, 2010 to conform to the 2011 presentation. Pursuant to the guidance in the recently issued AICPA Audit and Accounting Gaming Guide, the Company reclassified certain amounts paid under slot participation agreements from a reduction in casino revenue to casino expense. Slot participation fees were $1.6 million and $4.9 million in the successor three and nine months ended September 30, 2011, respectively, and $2.0 million in the successor three months ended September 30, 2010 and $3.9 million in the predecessor six months ended June 30, 2010, respectively.

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

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2011

Promotional Allowances

The retail value of food, beverage, and other complimentary items furnished to customers without charge is included in revenues and then deducted as promotional allowances. The estimated costs of providing such promotional allowances for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010 and six months ended June 30, 2010, are approximately as follows (in thousands):

	Successor			Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Month Ended September 30,	Six Months Ended June 30,
	2011	2010	2011	2010

Food and beverage	$2,348	$3,013	$7,376	$6,045
Hotel	492	649	1,406	1,489
	$2,840	$3,662	$8,782	$7,534

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash

The terms of the Litigation Trust required the Company to fund $10.0 million in four equal quarterly installments of $2.5 million commencing on September 30, 2010. The Company has fulfilled its obligation under the Litigation Trust and has transferred an aggregate of $10.0 million to the trustee as of September 30, 2011.

Goodwill and Intangible Assets

In accordance with accounting guidance related to goodwill and other indefinite-lived intangible assets, we test for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter of each year, as of October 1, and in certain situations between the annual dates, if interim indicators of impairment arise. For the nine months ended September 30, 2011, no interim indicators of impairment arose.

Goodwill is tested for impairment using a discounted cash flow model based on the estimated future results of the Company, discounted using the market participant based weighted-average cost of capital and market indicators of terminal year capitalization rates. The Company then compares the carrying value of its reporting unit to the estimated fair value of the reporting unit.

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually, as of October 1.

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

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2011

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, note receivable, and accounts payable approximates fair value because of the short-term maturity of these instruments. As of September 30, 2011, the fair value of the senior secured notes was approximately $387.9 million, as determined by the Company using available market information.

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements for the successor nine months ended September 30, 2011 was $0.4 million. The Company’s stock-based compensation expense for the successor three months ended September 30, 2010 was $0.1 million. The Company’s predecessor did not record a stock-based compensation expense for the predecessor six months ended June 30, 2010 as there was no stock-based compensation plan in place at that time (see Note 9).

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

Income and Other Taxes

The Company is in a full valuation allowance and has not recorded a benefit on its losses during the periods ended September 30, 2011. The Company records income taxes for the Michigan Business Tax (“MBT”), which is considered an income tax under the provisions of the Income Taxes topic of the FASB ASC. The MBT has a gross receipts tax component and an income tax component as of September 30, 2011. Based on the State of Michigan tax reform, the Michigan Business Tax (“MBT”) will be eliminated effective January 1, 2012 and deferred taxes related to the MBT were adjusted in the second quarter of 2011. Any impact of deferred taxes related to the MBT from October 1, 2011 through December 31, 2011 is not expected to be significant. In lieu of the MBT, the State of Michigan has enacted a six percent corporate income tax. The Company did not record a State income tax benefit, as a valuation allowance was recorded at the Federal and State level for the entire valuation amount.

The Company has net deferred tax assets of approximately $18.1 million as of September 30, 2011 and has recorded a valuation allowance of approximately $18.1 million related to these deferred tax assets, as the Company believes that it is more likely than not it will not be able to realize the benefits of the deferred tax assets. The Company had a deferred tax liability of approximately $8.4 million as of September 30, 2011. The Company recorded an estimated income tax contingency of $8.8 million related to certain potential taxes that could be assessed in connection with the enactment of the Plan in other accrued income taxes. In addition, in connection with the emergence transaction, the Company has uncertainties regarding state tax attributes that could have a material impact on deferred taxes recorded in the consolidated balance sheet. The Company believes it is possible that such uncertainties may be resolved within the next twelve months.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
 For the Quarterly Period ended September 30, 2011

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

Recently adopted accounting pronouncements

The following are accounting standards adopted or issued during 2011 that could have an impact on our Company.

The AICPA recently issued the Audit and Accounting Gaming Guide, as previously discussed; the Company reclassified certain amounts paid under slot participation agreements from a reduction in casino revenue to casino expense.

The FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350) which allows companies the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of its reporting unit is less than its carrying amount. However, if a company concludes otherwise, then it would proceed to the current two-step approach to the annual test. Entities are permitted to apply guidance for annual and interim impairment tests performed as of a date before September 15, 2011, provided financial statements for the most recent annual or interim period have not been issued. The adoption of this standard will not have an effect on the Company’s consolidated financial statements.

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
For the Quarterly Period ended September 30, 2011

Note 3.  Emergence from Chapter 11

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
For the Quarterly Period ended September 30, 2011

Note 3.  Emergence from Chapter 11 (continued)

Reorganization items and fresh start adjustments

Reorganization items represent amounts incurred as a direct result of the Chapter 11 cases and were comprised of the following for the successor three and nine months ended September 30, 2011 and the successor three months ended September 30, 2010 and predecessor six months ended June 30, 2010 (in thousands):

	Successor			Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Six Months Ended June 30,
	2011	2010	2011	2010
Non- cash reorganization items
Discharge of liabilities subject to compromise	$—	$2,100	$687	$130,937
Revaluation of assets and liabilities	—	—	—	190,018
Total non-cash reorganization items	—	2,100	687	320,955
Professional fees and expenses
Legal professional fees	—	(745)	(1,376)	(12,336)
Consulting professional fees	—	(763)	(170)	(6,758)
U.S. Trustee fees and other expenses	—	(214)	(290)	(509)
Total professional fees and expenses	—	(1,722)	(1,836)	(19,603)

Net gain (loss) on reorganization items	$—	$378	$(1,149)	$301,352

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

During the quarter ended December 31, 2010, the Company and the City of Detroit entered into a settlement agreement to reduce the property tax basis going forward and provide a retroactive reduction to the basis resulting in a refund of approximately $3.5 million for 2008 through 2010. The Company received full payment from the City of Detroit in 2011.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2011

 Note 5. Goodwill & Other Identifiable Intangible Assets

Goodwill represents the excess of the reorganization value of Greektown Superholdings over the fair value of tangible and identified intangible net assets upon emergence from bankruptcy. Greektown recorded goodwill of $110.3 million upon the application of fresh start reporting.

        Other identifiable intangible assets consist of the following (in thousands):
Other identifiable intangible assets	Gross Amount	Accumulated Amortization	Net Intangible Asset	Assumed Useful Life

Trade names	$26,300	$—	$26,300	Indefinite
Rated player relationships	69,000	17,250	51,750	5 years
Casino development rights	117,800	—	117,800	Indefinite
Total other identifiable intangible assets	$213,100	$17,250	$195,850

Amortization expense related to the rated player relationships intangible asset for the three and nine months ended September 30, 2011 totaled $3.5 million and $10.4 million, respectively. Annual amortization expense for the years ended December 31, 2011, 2012, 2013 and 2014, is estimated to be $13.8 million for each of the respective years, and approximately $6.9 million for the year ended December 31, 2015.

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

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2011

Note 6. Debt

Exit Facility

Purchase Agreement; Indenture; Notes

On June 25, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”), by and between the Company and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $280.2 million principal amount of its Series A 13% Senior Secured Notes due 2015 (the Series A Notes) and $104.8 million principal amount of its Series B 13% Senior Secured Notes due 2015 (the Series B Notes and, together with the Series A Notes, the “Notes”), which are guaranteed (the “Guarantees”) by substantially all of the Company’s domestic subsidiaries (the Guarantors and, together with the Company’s, the “Obligors”), which subsidiaries executed a joinder to the Purchase Agreement on June 30, 2010.

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

               Security The New Senior Secured Notes and the related Guarantees are secured by a second-priority lien on (i) substantially all of the properties and assets of the Company and each Guarantor, whether now owned or hereafter acquired, except certain excluded assets and (ii) a pledge of all the capital stock of all the subsidiaries of the Company, subject to certain limitations (in each case subject to certain permitted prior liens and liens securing certain permitted priority lien debt, including borrowings under the Company’s revolving credit facility described below).

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
For the Quarterly Period ended September 30, 2011

Note 6. Debt (continued)

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

Revolving Credit Agreement

               On the Effective Date, the Company entered into a Credit Agreement with Comerica Bank for the Revolving Loan. On July 6, 2011, the Company together with Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the "Credit Agreement").

General: The Credit Agreement provides for the Revolving Loan, which is a three and one-half year revolving credit facility in an aggregate principal amount of up to $30 million, including $5 million for the issuance of standby letters of credit. The maximum expiration of individual letters of credit is twelve months after the issuance thereof or, if earlier, the maturity of the Revolving Loan.

Security and Guarantees. The Revolving Loan is secured by a perfected first priority lien and security interest on all the assets of the Company and all its direct and indirect subsidiaries, excluding, among other things, the Company’s gaming license. Additionally, effective July 2011, a requirement for a 45 day annual revolver “clean up period” was added to the Credit Agreement, during which the Company will be required to maintain a $0 balance under the revolver.

Interest and Fees. Borrowings under the Revolving Loan initially bear interest at an annual rate of LIBOR plus 2.50%, or the higher of Comerica Bank’s prime reference rate and 3.25%. Upon the Trappers Mortgage Release (as defined below), the Revolving Loan will bear interest at an annual rate of LIBOR plus 1.75% (if the Leverage Ratio (as defined below) is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1) or at an annual rate of (a) the higher of (i) Comerica Bank’s prime reference rate and (ii) 2.50% minus (b) 0.50% (if the Leverage Ratio is greater than or equal to 4 to 1) or 1% (if the Leverage Ratio is less than 4 to 1). There is a facility fee of 0.50% per annum on the aggregate revolving credit commitment amount payable quarterly in arrears commencing on July 1, 2010 (in respect of the prior fiscal quarter or portion thereof), and on the first day of each fiscal quarter thereafter. There is also a non-refundable letter of credit fee of 3.50% per annum on the face amount of each letter of credit payable quarterly in advance.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2011

Note 6. Debt (continued)

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

In addition, the Credit Agreement contains a financial covenant pursuant to which the Company must maintain, as of each Test Date, a specified minimum earnings before interest, taxes, depreciation and amortization during twelve month periods ending on each fiscal year during the term, applicable Test Dates, and as of each fiscal year end, a Fixed Charge Coverage Ratio of not less than 1.05 to 1 (measured from the Effective Date until the applicable determination date for all fiscal quarters ending on or before June 30, 2011, and thereafter, on a trailing twelve month basis). “Test Date” means (i) the last day of each fiscal year of the Company, and (ii) the last day of each fiscal quarter, if the sum of the average daily outstanding advances plus the aggregate undrawn face amount of all issued, outstanding and unexpired letters of credit under the Revolving Loan exceeded $7.5 million during such quarter or if there are any advances outstanding under the Revolving Loan on the last day of such fiscal quarter. “Fixed Charges” shall mean, for any period, the sum, without duplication, of (i) all cash Interest Expense paid or payable in respect of such period on the Funded Debt of Borrower and its Subsidiaries on a Consolidated basis, plus (ii) all installments of principal or other sums paid or due and payable during such period by Borrower or any of its Consolidated Subsidiaries with respect to Funded Debt (other than the Advances and the original principal payment made with respect to Permitted Refinancing Indebtedness), plus (iii) all Income Taxes paid or payable in cash during such period, plus (iv) all Restricted Payments paid or payable in cash in respect of such period by Borrower (other than dividends on Capital Stock of the Borrower that were accrued and not paid), plus (v) all unfinanced Capital Expenditures of Borrower and its Consolidated Subsidiaries for such period (except the Excluded Capital Expenditures), plus (vi) all capitalized rent and lease expense of Borrower and its Consolidated Subsidiaries for such period, all as determined in accordance with GAAP. For the Measuring Periods ending on September 30, 2010, December 31, 2010 and March 31, 2011, the unfinanced Capital Expenditures included in the calculation of Fixed Charges will not exceed $3.0 million, $6.0 million and $9.0 million, respectively.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2011

Note 6. Debt (continued)

“EBITDA” shall mean Net Income for the applicable period plus, without duplication and only to the extent deducted in determining Net Income, (i) depreciation and amortization expense for such period, (ii) Interest Expense, whether paid or accrued, for such period, (iii) all Income Taxes for such period, (iv) reasonable legal, accounting, consulting, advisory and other out-of-pocket expenses incurred in connection with on-going bankruptcy court proceedings related to the bankruptcy of Greektown Holdings, L.L.C., and (v) for any fiscal quarter ending on or before June 30, 2011 and June 30, 2012, non-recurring expenses as defined within the amendment to the credit agreement may be added back to EBITDA during the period beginning July 1, 2010 and ending June 30, 2012, so as long as the dollar value does not exceed $5.5 million.

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

Further, the Company and its subsidiaries have agreed to collaterally assign the mortgage in favor of the Company as well as a mortgage under which a pre-bankruptcy affiliate of the Company is the borrower (but as to which the Company is also the beneficiary of a collateral assignment to secure the mortgage in favor of us) to the lenders under the Revolving Loan on a first-priority basis and to the holders of the New Senior Secured Notes on a second-priority basis. However, if the subordination agreements and the collateral assignment of the mortgage in favor of the Company and under which the Company’s pre-bankruptcy affiliate is the borrower were determined not to be enforceable, such mortgages could be deemed to have a higher priority than the mortgage on such property that the Company is granting to holders of the notes. In the event that the holders of such mortgages are able to exercise their rights under such mortgages, they would be entitled, among other remedies, to foreclose such liens which could result in the Company’s loss of title to such property. Pending the discharge of the liens on the Trappers Parcel (the “Trappers Mortgage Release”), availability under the Revolving Loan is limited to $30 million pursuant to the July 2011 Amendment, and the failure to resolve the issue by June 30, 2012 will result in a default under the Credit Agreement unless otherwise waived.

As of September 30, 2011, the Company had approximately $0.9 million of letters of credit outstanding.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2011

Note 7. Shareholders’ Equity

Common Stock

Greektown Superholdings is authorized to issue 5 million shares of Common Stock, of which 153,383 shares were issued and outstanding as of September 30, 2011, including 9,152 unvested restricted shares, a total of 4,354,935 shares of Greektown Superholdings’ Common Stock are designated as Series A-1 Common Stock, par value $0.01 per share (the “Series A-1 Common Stock”), and a total of 645,065 shares of Greektown Superholdings’ Common Stock are designated as Series A-2 Common Stock, par value $0.01 per share (the “Series A-2 Common Stock”). On July 1, 2011 under the terms of the restricted share unit program, the Company’s President and Chief Executive Officer was granted 7,000 restricted share units. The restricted share units were not included in the computation of Diluted EPS, as their inclusion would have been anti-dilutive, or into the Basic EPS calculation, as the restricted share units were not considered to be outstanding as of September 30, 2011 (see Note 9 and 10). Each share of Series A-1 Common Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Common Stock and such shares differ only with respect to voting rights, as set forth below.

Preferred Stock

Greektown Superholdings is authorized to issue 2,333,333 shares of Preferred Stock. A total of 1,688,268 shares of Greektown Superholdings’ Preferred Stock are designated as Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), of which 1,463,535 were issued and outstanding as of June 30, 2011. A total of 645,065 shares of Greektown Superholdings’ Preferred Stock are designated as Series A-2 Participating Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred Stock,” and together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”), of which 162,255 shares were issued and outstanding as of September 30, 2011. A holder’s shares of Series A Preferred Stock are voluntarily convertible at the election of such holder at any time after December 31, 2010 and all shares of Series A Preferred Stock are mandatory convertible upon the vote or written consent of 66 2/3% of the then outstanding shares of Series A Preferred Stock voting together as a single class (with each holder of Series A-1 Preferred Stock and each holder of Series A-2 Preferred Stock entitled to cast one vote with respect to each share of Series A-1 Preferred Stock or Series A-2 Preferred Stock held by such holder). Each share of Series A-1 Preferred is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-1 Common Stock as is determined by dividing (A) the sum of $100 per share of Series A Preferred Stock plus an amount equal to the aggregate amount of accrued but unpaid dividends per share of Series A Preferred Stock whether or not declared and subject to certain adjustments (the “Series A Reference Price”) by (B) the Series A Conversion Price (defined below) in effect at the time of conversion, and (ii) the maximum number of shares of Series A-1 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation of Greektown Superholdings and in compliance with the requirements of the MGCB. Each share of Series A-2 Preferred Stock is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-2 Common Stock as is determined by dividing the Series A Reference Price by the Series A Conversion Price in effect at the time of conversion and (ii) the maximum number of shares of Series A-2 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation and in compliance with the requirements of the MGCB. The “Series A Conversion Price” means an amount initially equal to $100 but which is subject to adjustment for stock splits, combinations, certain dividends and distributions and with respect to mergers, reorganizations and similar transactions as set forth in the Certificate of Incorporation. Each share of Series A-1 Preferred Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Preferred Stock and such shares differ only with respect to voting rights, as set forth below.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2011

Note 7. Shareholders’ Equity (continued)

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
For the Quarterly Period ended September 30, 2011

Note 7. Shareholders’ Equity (continued)

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

Warrants to Purchase Series A Preferred Stock

On the effective date, Greektown Superholdings issued warrants to purchase shares of Series A-1 Preferred Stock and warrants to purchase shares of Series A-2 Preferred Stock, in each case, at an initial purchase price per share equal to $0.01 (the “Warrant Shares”), subject to adjustment as set forth in the Warrant to Purchase Series A Convertible Preferred Stock (the “Warrant”), which is the form of warrant used for both warrants to purchase the Series A-1 Preferred Stock and warrants to purchase the Series A-2 Preferred Stock. Greektown Superholdings entered into such warrants with any Put Party and/or holder of Old Senior Notes who elected to purchase Preferred Stock representing more than 4.9% of the capital stock of Greektown Superholdings as of the Effective Date, or if such party that qualified as an “Institutional Investor” under Michigan gaming law elected to purchase more than 14.9% of the capital stock of Greektown Superholdings as of the Effective Date.

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
For the Quarterly Period ended September 30, 2011

Note 7. Shareholders’ Equity (continued)

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

These gaming taxes and fees are in addition to the taxes, fees, and assessments customarily paid by business entities conducting business in the State of Michigan and the City of Detroit. The Company recorded $17.7 million, $18.8 million, $56.1 million, and $38.5 million as gaming tax expense for the successor three months ended September 30, 2011, sucessor three months ended September 30, 2010, successor nine months ended September 30, 2011, and predecessor six months ended June 30, 2010, respectively.

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

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2011

Note 9: Stock Based Compensation

On August 11, 2010 (supplemented on September 29, 2010), the Compensation Committee approved a director compensation program for members of the Company’s Board of Directors. Under the terms of the compensation program, the Chairman of the Board shall receive an annual retainer of $225,000, the Vice Chairman of the Board shall receive an annual retainer of $125,000, and all other board members shall receive an annual retainer of $75,000. In addition, the Chairmen of the Audit Committee, the Nominating and Corporate Governance Committee, the Regulatory Compliance Committee and the Compensation Committee shall each receive an additional $25,000, and each member of the Board of Directors that serves on a committee in a non-chair capacity shall receive an additional $10,000. In addition, certain members of the Company’s executive team are eligible to receive restricted share units under the terms of the Company’s restricted share unit program. On July 1, 2011 under the terms of the restricted share unit program, the Company’s President and Chief Executive Officer was granted 7,000 restricted share units, of which 2,333 restricted share units vest on each of the first two anniversaries of the grant date and the remaining 2,334 restricted share units vest on June 15, 2014. The units will be settled as shares of the Series A-1 Common Stock within 30 days of the final vesting date, subject to acceleration in the event of a change of control, or certain other circumstances. Additionally, in October 1, 2011, the Senior Vice President and Chief Financial Officer was granted 3,000 restricted share units, of which 1,000 restricted share units vest on each of the three anniversaries of the grant date.

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

The Company accounts for its stock based compensation in accordance with ASC Topic 718. Stock based compensation expense for the successor three and nine months ended September 30, 2011 totaled $0.2 million and $0.4 million, respectively. Stock based compensation expense for the successor three months ended September 30, 2010 was $0.1 million.

The weighted-average fair value at the grant date of the restricted stock and restricted share units granted during the quarter ended September 30, 2011 was approximately $90.

The following table summarizes the Company’s restricted shares and restricted share units unvested stock activity for the nine months ended September 30, 2011:

	Restricted Shares	Restricted Share Units
Unvested at December 31, 2010	8,983	—
Granted	4,109	7,000
Vested	(3,940)	—
Unvested at September 30, 2011	9,152	7,000

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2011

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

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the successor three months ended September 30, 2011, the three months ended September 30, 2010, and the nine months ended September 30, 2011 (in thousands, except per share data):

	Successor
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011

Net loss attributable to common stockholders for basic computation	$(7,165)	$(5,005)	$(19,003)

Less: Preferred stock dividends	(3,048)	(3,048)	(9,145)

Less: Preferred stock dividends on shares underlying warrants	(1,243)	(1,248)	(3,730)

Adjusted net loss available to common stockholders	$(11,456)	$(9,296)	$(31,878)

Basic loss per common share:

Weighted average common shares outstanding	144,231	140,000	142,048

Basic and diluted loss per common share	$(79.43)	$(66.41)	$(224.42)

Due to the Company’s net loss for the successor three and nine months ended September 30, 2011 and the successor three months ended September 30, 2010, the dilutive effect of the President and Chief Financial Officer’s restricted share units, convertible preferred stock, and warrants were not included in the computation of EPS, as their inclusion would have been anti-dilutive.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2011

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

    The assets and liabilities fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The valuation methodologies for these can be found at Note 2.

    Valuation techniques used are designed to maximize the use of observable inputs and minimize the use of unobservable inputs. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

    Furthermore, while the Company believes its valuation methods are appropriate and consistent with other similar cash and cash equivalents, restricted cash, certificates of deposit, account receivables, note receivable, and the senior secured notes the use of different methodologies or assumptions to determine the fair value of certain cash and cash equivalents, restricted cash, certificates of deposit, account receivables, note receivable, and the senior secured notes could result in a different fair value measurement at the reporting date.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2011

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
For the Quarterly Period ended September 30, 2011

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

Under the Revised Development Agreement, should a triggering event as defined, occur the Company must sell its assets, business, and operations as a going concern at their fair market value to a developer named by the City of Detroit. The Company noted that for the period ended September 30, 2011, no triggering event has occurred.

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

The Company requested a ruling from the Michigan Department of Treasury regarding certain potential tax liabilities under the Michigan Business Tax (principally related to the survival of certain Michigan tax attributes such as net operating loss carryforwards and the tax basis of assets) arising from the June 30, 2010 restructuring transactions. The Company failed to receive a favorable ruling. In response, the Company has asked the Bankruptcy Court to issue a determination as to these matters. A hearing on the Company’s request for a determination was held on March 21, 2011, at which time the Bankruptcy Court requested that the parties submit further briefing. Such briefing was submitted and the Bankruptcy Court has not yet ruled.

Certain parties to contracts entered into prior to the commencement of the Debtors’ bankruptcy proceedings have asserted claims alleging that the Company assumed those contracts and is responsible for amounts necessary to cure prepetition defaults under such contracts. Certain of such claims have been withdrawn. There are currently additional claims that may still be asserted. The amounts of such claims are estimated at approximately $0.3 million.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended September 30, 2011

Note 14. Subsequent Events

On October 24, 2011, the membership of the five unions constituting the Detroit Casino Council, which represents the majority of Greektown’s approximately 2,000 employees, ratified a four year labor agreement with Greektown. The final agreement has not been executed.

The Ratified Agreement provides for the following: In the first year of the Ratified Agreement, a first lump sum ratification payment (“Payment”) of $2,500 and $2,000 will be made to full time and part time employees, respectively. The payments will be paid in the fourth quarter of 2011. There are currently approximately 1,100 full time and 400 part time employees who would be eligible for the Payment. In the third year (after October 17, 2013) of the Ratified Agreement, a second payment of $1,000 and $800 will be made to full time and part time employees, respectively. The payments will be paid in the fourth quarter of 2013. In the fourth year of the Ratified Agreement (after October 17, 2014) full time and part time employees are to receive a 2% increase on their base wage or $0.30 cents per hour, whichever is greater. Under the Ratified Agreement, changes in compensation costs, inclusive of non wage benefits, are expected to increase at a 2.5% compounded annual growth rate over the life of the Ratified Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and Overview

Greektown Superholdings was incorporated under the laws of the State of Delaware on March 17, 2010. Greektown Superholdings was formed to hold, directly and indirectly through Greektown Sub, all outstanding membership interests of Greektown LLC, as of the effective date of its emergence from bankruptcy protection. Through Greektown LLC, we own and operate Greektown Casino. Greektown Casino opened in November 2000 in the downtown of the City of Detroit. In February 2009, Greektown Casino completed its Expanded Complex at a cost of approximately $336.3 million. Greektown Casino is one of only three commercial casinos licensed to operate in Michigan and our Expanded Complex offers a full range of gaming, dining and entertainment alternatives, including:

●
approximately 100,000 square-feet of gaming space with 2,600 slot machines and 63 table games, including an approximately 12,500 square-foot salon dedicated to high-limit gaming and the largest live poker room in the Metro Detroit Gaming Market (as defined below);

●	approximately 2,810 attached and 1,750 unattached parking spaces, including over 600 parking spaces for valet parking services;

●	10,000 square feet of convention space;

●	a 400-room hotel;

●	four restaurants, including a 180-seat “International Buffet”;

●	several food outlets on the gaming floor; and

●	seven bars and two entertainment facilities.

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

Key Financial Statement Terms

Revenues

Our gross revenues are derived from casino, food, beverage, hotel, and other revenues. Our largest component of revenues is casino revenues, which represent approximately 90% of our total gross revenues. Gross casino revenues are comprised of revenues from our slot machines and from table games, which are calculated as the difference between the amount wagered and the amount paid to customers.

The expenses associated with our “Club Greektown” membership/loyalty program are reflected as a reduction of gross casino revenues. In accordance with the Revenue Recognition topic of the FASB ASC applicable to instances where consideration is given by a vendor to a customer, we expense the cash value of points earned by Club Greektown members and recognize a related liability for any unredeemed points.

The following table reflects the composition of gross casino revenues for the successor three months ended September 30, 2011, the three months ended September 30, 2010, the nine months ended September 30, 2011, and the predecessor six months ended June 30, 2010 (in thousands).

	Successor			Predecessor
	Three Months	Three Months	Nine Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	June 30,
	2011	2010	2011	2010
Gross casino revenue:
Slot machines	$72,521	$75,128	$226,919	$153,366
Table games	11,206	13,649	38,121	27,597
Club point expense	(1,543)	(1,683)	(4,937)	(3,534)

Total gross casino revenue	$82,184	$87,094	$260,103	$177,429

Percent of gross casino revenue
Slot machines	88.2%	86.3%	87.2%	86.4%
Table games	13.6%	15.7%	14.7%	15.6%
Club point expense	-1.8%	-1.9%	-1.9%	-2.0%

Total gross casino revenue	100.0%	100.0%	100.0%	100.0%

The other principal components of revenues are from food, beverage, and hotel revenue, each of which is affected by customer volume and price. The following table reflects the composition of food, beverage, and hotel revenue for the successor three months ended September 30, 2011, the three months ended September 30, 2010, the nine months ended September 30, 2011, and the predecessor six months ended June 30, 2010 (in thousands).

	Successor			Predecessor
	Three Months	Three Months	Nine Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	June 30,
	2011	2010	2011	2010
Gross food and beverage and hotel revenue:
Food and beverage	$5,320	$5,900	$17,236	$11,924
Hotel	2,848	2,569	8,240	4,628

Total gross revenue	$8,168	$8,469	$25,476	$16,552

Percent of gross revenue:
Food and beverage	5.8%	6.1%	6.0%	6.1%
Hotel	3.1%	2.7%	2.8%	2.4%

Total gross revenue	8.9%	8.8%	8.8%	8.5%

Promotional Allowances

Our gross revenues are reduced by promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of food, beverage and other complimentary items furnished to customers without charge.

Direct Operating Expenses

Direct operating expenses are those that directly relate to our gaming, food, beverage, and hotel operations. The following table illustrates the composition of direct operating expenses and their relationships to net revenues for the successor three months ended September 30, 2011, the three months ended September 30, 2010, the nine months ended September 30, 2011, and the predecessor six months ended June 30, 2010 (in thousands).

	Successor			Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	June 30,
	2011	2010	2011	2010
Direct operating expenses:
Casino	$19,791	$22,362	$59,884	$44,291
Gaming taxes	17,719	18,832	56,058	38,469
Food and beverage	4,070	3,916	14,320	7,817
Hotel	2,288	2,188	6,918	4,397
Depreciation & amortization	8,301	10,031	28,888	10,488

Total direct operating expenses	$52,169	$57,329	$166,068	$105,462

Relationship to net revenues:
Casino	24.7%	26.4%	24.0%	25.6%
Gaming taxes	22.2%	22.3%	22.5%	22.3%
Food and beverage	5.1%	4.6%	5.7%	4.5%
Hotel	2.9%	2.6%	2.8%	2.5%
Depreciation & amortization	10.4%	11.9%	11.6%	6.1%

Total direct operating expenses	65.3%	67.8%	66.6%	61.0%

Casino expenses. Casino expenses consist of employee compensation (labor, taxes and benefits), surveillance costs, gaming supplies, casino promotions (including mailing and other ancillary costs) as well as on-site hosting of our casino customers.

Gaming taxes. Gaming taxes include gaming taxes paid to the State of Michigan, City of Detroit, and municipal service fees paid to the City of Detroit.

Food and beverage. Food and beverage expenses relate to labor, taxes, benefits, cost of sales, and operating supplies.

Hotel. Hotel expenses consist primarily of employee compensation, and related expenses, as well as facilities-related expenses, such as maintenance and utilities.

Depreciation and amortization. Depreciation and amortization expenses consist primarily of the depreciation expense related to our gaming buildings and improvements, our gaming equipment and furnishings, our non-gaming buildings and improvements, and our non-gaming office furniture and equipment.

Indirect Operating Expenses

Indirect operating expenses consist predominantly of general overhead expenses that support our overall business, including marketing, advertising and entertainment, non-hotel facilities expenses and other general and administrative expenses. The following table illustrates the composition of indirect operating expenses and their relationships to net revenues for the successor three months ended September 30, 2011, the three months ended September 30, 2010, the nine months ended September 30, 2011, and the predecessor six months ended June 30, 2010 (in thousands).

	Successor			Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	June 30,
	2011	2010	2011	2010
Other operating expenses:
Marketing, advertising and entertainment	$1,732	$1,496	$5,429	$4,146
Facilities	4,997	4,736	15,245	9,689
General and administrative	11,525	11,018	34,694	21,437
Other	85	58	271	105

Total other operating expenses	$18,339	$17,308	$55,639	$35,377

Relationship to net revenues:
Marketing, advertising and entertainment	2.2%	1.8%	2.2%	2.4%
Facilities	6.2%	5.6%	6.1%	5.6%
General and administrative	14.3%	13.0%	13.9%	12.4%
Other	0.1%	0.1%	0.1%	0.1%

Total other operating expenses	22.9%	20.5%	22.3%	20.5%

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

Reorganization Expenses

Reorganization expenses consist primarily of gains from the settlement of liabilities subject to compromise net of fees paid to restructuring professionals, as well as other costs directly associated with the bankruptcy process. The following table illustrates the composition of reorganization expenses and the total net (loss) gain on reorganization items and fresh start adjustments to net revenues for the successor three months ended September 30, 2011, the three months ended September 30, 2010, the nine months ended September 30, 2011, and predecessor six months ended June 30, 2010 (in thousands).

	Successor			Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Six Months Ended June 30,
	2011	2010	2011	2010
Non- cash reorganization items
Discharge of liabilities subject to compromise	$—	$2,100	$687	$130,937
Revaluation of assets and liabilities	—	—	—	190,018
Total non-cash reorganization items	—	2,100	687	320,955
Professional fees and expenses:
Legal professional fees	—	(745)	(1,376)	(12,336)
Consulting professional fees	—	(763)	(170)	(6,758)
U.S. Trustee fees and other expenses	—	(214)	(290)	(509)
Total professional fees and expenses	—	(1,722)	(1,836)	(19,603)
Net gain (loss) on reorganization items	$—	$378	$(1,149)	$301,352

Other Expense

Other expense consists primarily of interest on our indebtedness and the amortization of deferred financing costs. The following table illustrates the components of other expense and their relationships to net revenues for the successor three months ended September 30, 2011, the three months ended September 30, 2010, the nine months ended September 30, 2011, and the predecessor six months ended June 30, 2010 (in thousands).

	Successor			Predecessor
	Three Months	Three Months	Nine Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	June 30,
	2011	2010	2011	2010
Other expense:
Interest expense	$(12,632)	$(13,070)	$(37,853)	$(37,489)
Amortization of finance fees and accretion on senior notes	(1,777)	(1,633)	(5,168)	(2,079)
Other	(2)	(30)	(11)	(298)
Total other expenses:	$(14,411)	$(14,733)	$(43,032)	$(39,866)

Relationship to net revenues:
Interest expense	-15.8%	-15.4%	-15.2%	-21.7%
Amortization of finance fees and accretion on senior notes	-2.2%	-1.9%	-2.1%	-1.2%
Other	0.0%	0.0%	0.0%	-0.2%

Total other expense:	-18.0%	-17.3%	-17.3%	-23.1%

Provision for Income Taxes

The provision for income taxes reflects our current and deferred provisions in accordance with the Income Taxes topic of the FASB ASC. The following table illustrates the components of the provision for income taxes for the successor three months ended September 30, 2011, the three months ended September 30, 2010, the nine months ended September 30, 2011, and the predecessor six months ended June 30, 2010 (in thousands).

	Successor			Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Six Months Ended June 30,
	2011	2010	2011	2010
Provision for income taxes:
Income tax expense-current	$(556)	$(650)	$(1,419)	$(1,248)
Income tax (expense) benefit-deferred	(1,680)	18	(1,130)	(1,350)
Total provision for income taxes	$(2,236)	$(632)	$(2,549)	$(2,598)

Relationship to net revenues:
Income tax expense- current	-0.7%	-0.8%	-0.6%	-0.7%
Income tax (expense) benefit-deferred	-2.1%	0.0%	-0.5%	-0.8%
Total provision for income taxes	-2.8%	-0.8%	-1.1%	-1.5%

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net revenues. Net revenues for the three months ended September 30, 2011 and the three months ended September 30, 2010, were approximately $80.0 million and $84.6 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, sporting and entertainment events simultaneously taking place within the downtown of the City of Detroit, short-term disruptions related to Casino renovations, and our ability to attract customers within the Detroit Commercial Market. Casino revenue represented 90% of gross revenues for the three months ended September 30, 2011 and September 30, 2010. During the three months ended September 30, 2011, gaming revenue was adversely impacted by short term disruptions to our business caused by the ongoing renovations of the Company’s gaming and entertainment facilities. Promotional allowances as a percentage of gross revenue, however, were relatively consistent at 12.5% and 12.6% for the successor three months ended September 30, 2011 and September 30, 2010, respectively.

Direct operating expenses. Direct operating expenses decreased by $5.1 million, or 2.5% as a percentage of net revenues, during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The following is a discussion of the principal drivers of trends in direct operating expenses:

●
Casino expenses. Casino-related expenses decreased $2.6 million, or 1.7% as a percentage of net revenues, during the three months ended September 30, 2011 compared to the prior year. The decrease in this category was primarily driven by a decrease in complimentary expenses of $0.8 million, a decrease in payroll costs of $0.6 million, a decrease in slot participation and progressive expense of $0.5 million, and a decrease in other casino-related expenses of $0.7 million.

●	Gaming taxes. Gaming taxes decreased $1.1 million during the three months ended September 30, 2011 compared to the prior year, as a result of the decrease in casino revenue.

●
Food and beverage expenses. Food and beverage expenses increased $0.2 million, or 0.5% as a percentage of net revenues, during the three months ended September 30, 2011 compared to the comparable period in the prior year, primarily as a result of the following: a decrease in provision of complimentary food and beverage items of $0.7 million (which apply as a reduction of food and beverage expenses), partially offset by a decrease in food and beverage payroll costs of approximately $0.2 million, and a decrease in cost of goods sold of $0.3 million.

●
Hotel expenses. Hotel expenses increased by $0.1 million, or by 0.3% as a percentage of net revenues, during the three months ended September 30, 2011 compared to the same period in the prior year. This increase in hotel expenses was primarily driven by an increase in the hotel utility expenses of approximately $0.1 million.

●
Depreciation and amortization expense. Depreciation and amortization expenses decreased by $1.7 million, or by 1.5% as a percentage of net revenues, during the three months ended September 30, 2011 compared to the same period in the prior year. Certain short lived depreciable assets became fully depreciated prior to the three months ended September 30, 2011.

Indirect operating expenses. Indirect operating expenses increased by approximately $0.9 million, or 2.3% as a percentage of net revenues, during the three months ended September 30, 2011 compared to the same period in the prior year. The following is a discussion of the principal drivers of trends in indirect operating expenses:

●
Marketing, advertising and entertainment. Marketing, advertising and entertainment expenses increased by approximately $0.2 million, or 0.4% as a percentage of net revenues, during the three months ended September 30, 2011 compared to the comparable period in the prior year. The increase primarily related to an increase in newspaper, magazine, interactive media, and contract services, of approximately $0.2 million.

●
Facilities. Facilities expense increased by approximately $0.3 million, or 0.7% as a percentage of net revenues, during the three months ended September 30, 2011 compared to the comparable period in the prior year. The increase is primarily related to an increase in building utilities of $0.2 million and repair and maintenance expenses of $0.1 million.

●
General and administrative. General and administrative expenses increased by approximately $0.5 million or 1.4% as a percentage of net revenues, during the three months ended September 30, 2011 compared to the comparable period in the prior year. The increase primarily related to an increase in board fees and professional fees (legal fees associated with labor agreement negotiations involving the Company and the Detroit Casino Council which occurred in the third quarter of 2011) of $0.3 million, and property tax expense of $0.2 million.

●	Other. Other indirect operating expenses remained relatively consistent during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Reorganization gain. Reorganization gain decreased by approximately $0.4 million during the three months ended September 30, 2011 compared to the comparable period in the prior year. The decrease in reorganization gain was primarily related to a decrease in reorganization items related to the settlement of liabilities subject to compromise and fair value adjustment partially offset by fees directly related to bankruptcy.

Other expense. Other expense decreased by approximately $0.3 million, or 0.6% as a percentage of net revenues, during the three months ended September 30, 2011 over the comparable period in the prior year. The following is a discussion of the primary drivers of the trends in other expense.

●
Interest expense. Interest expense decreased by $0.4 million, or 0.3% as a percentage of net revenues, during the three months ended September 30, 2011 compared to the comparable period in the prior year. The decrease was primarily related to the accrual of additional days of interest in the earlier year period on the Senior Secured Notes Series A and B, due in 2015 interest payments.

●
Amortization of finance fees and accretion of discount on senior notes. Amortization of finance fees and accretion of discount on senior note increased by $0.1 million, or 0.3% as a percentage of net revenues, during the three months ended September 30, 2011 compared to the comparable period in the prior year. The increase relates to the accretion of discounts for the Senior Secured Notes Series A and B, due in 2015.

Provision for income taxes. The provision for income taxes increased by approximately $1.6 million, or 2.0% as a percentage of net revenues, during the three months ended September 30, 2011. The increase was primarily related to an increase in the Company’s deferred tax liability, related to indefinite lived intangible assets. Additionally, the Company accrued interest expense in relation to its uncertain tax position for the three months ended September 30, 2011. The amount accrued by the Company was approximately $0.1 million.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Overview. The nine month periods ended September 30, 2011 and September 30, 2010 are not directly comparable as the Effective Date of the Plan of reorganization occurred on June 30, 2010 and the results presented for the six month period ended June 30, 2010 are of the Predecessor.

Net revenues. Net revenues for the nine months ended September 30, 2011, the successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, were approximately $249.4 million, $84.6 million, and $172.9, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, sporting and entertainment events simultaneously taking place within the downtown of the City of Detroit, short-term disruptions related to Casino renovations, and our ability to attract customers within the Detroit Commercial Market. Casino revenue represented 90.0%, 89.9%, and 90.3% of gross revenues for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, respectively. The Company believes that its revenues during the successor nine months ended September 30, 2011 were adversely affected by harsh weather in the first quarter of 2011. Also, the Company believes that during the three months ended September 30, 2011, gaming revenue was adversely impacted by short term disruptions to our business caused by the ongoing renovations of the Company’s gaming and entertainment facilities. In addition, promotional allowances as a percentage of gross revenue were 13.7%, 12.6%, and 12.0% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, respectively, resulting from enhanced promotional offers to our patrons in light of the competitive environment in the Metro Detroit Gaming Market.

Direct operating expenses. Direct operating expenses as a percentage of net revenue were 66.6%, 67.8%, and 61.0% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, respectively. The following is a discussion of the principal drivers of trends in direct operating expenses:

●
Casino expenses. Casino-related expenses as a percentage of net revenue were 24.0%, 26.4%, and 25.6% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, respectively. The decrease in this category was primarily driven by a decrease in complimentary expenses, a decrease in payroll costs, a decrease in slot participation expense, and a decrease in other casino related expenses.

●
Gaming taxes. Gaming taxes as a percentage of net revenue were 22.5%, 22.3%, and 22.3% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, respectively. Gaming taxes as a percentage of net revenue remained consistent during the successor period of 2011, as compared to the successor and predecessor periods of 2010.

●
Food and beverage expenses. Food and beverage expenses as a percentage of net revenue were 5.7%, 4.6%, and 4.5% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, respectively. The increase in the food and beverage expenses during the successor nine months ended September 30, 2011, as compared to the successor and predecessor periods of 2010 was primarily due to an increase in payroll costs, as union employees received a pay rate increase under the terms of the old collective bargaining agreements in the fourth quarter of 2010, and an increase in general and administrative expenses.

●
Hotel expenses. Hotel expenses as a percentage of net revenue were 2.8%, 2.6%, and 2.5% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, respectively. The increase in hotel expenses during the successor nine months ended September 30, 2011, as compared to the successor and predecessor periods of 2010 was primarily due to an increase in payroll expense, as union employees received a pay rate increase under the terms of the collective bargaining agreements in the fourth quarter of 2010.

●
Depreciation and amortization expense. Depreciation and amortization expenses as a percentage of net revenue were 11.6%, 11.9%, and 6.1% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, respectively. The increase in depreciation and amortization expenses during the successor nine months ended September 30, 2011 and three months ended September 30, 2010, as compared to the predecessor six months ended June 30, 2010 was primarily related to the revaluation of property, buildings, and equipment and the recording of certain definite lived intangible assets (rated player relationships), as a result of the Company’s emergence from bankruptcy on June 30, 2010.

Indirect operating expenses. Indirect operating expenses as a percentage of net revenue were 22.3%, 20.5%, and 20.5% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2011, respectively. The following is a discussion of the principal drivers of trends in indirect operating expenses:

●
Marketing, advertising and entertainment. Marketing, advertising and entertainment expenses as a percentage of net revenue were 2.2%, 1.8%, and 2.4% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, respectively. Marketing, advertising and entertainment expenses as a percentage of net revenue for the successor nine months ended September 30, 2011 remained relatively consistent with marketing, advertising and entertainment expenses as a percentage of net revenue for the predecessor six months ended June 30, 2010. However, marketing, advertising and entertainment expenses as a percentage of net revenue increased during the successor nine months ended September 30, 2011, as compared to the successor three months ended September 30, 2010. The increase was primarily due to an increase in television, radio, production artwork, marketing and advertising expenses.

●
Facilities. Facilities expense as a percentage of net revenue was 6.1%, 5.6%, and 5.6% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, respectively. The increase in facilities expenses during the successor nine months ended September 30, 2011, as compared to the successor and predecessor periods of 2010 was primarily related to an increase in payroll expense, as union employees received a pay rate increase under the terms of the old collective bargaining agreements in the fourth quarter of 2010, and an increase in repair and maintenance expense.

●
General and administrative. General and administrative expenses as a percentage of net revenue were 13.9%, 13.0%, and 12.4% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, respectively. The increase in general and administrative expenses during the successor nine months ended September 30, 2011, as compared to the successor and predecessor periods of 2010 was primarily related to legal costs (as primarily all of the legal expenses for the prior period were incurred as restructuring expenses and the periods after July 1, 2010 include expenses associated with compliance and disclosure obligations arising from our status as a public reporting company, legal fees associated to labor agreement negotiation involving the company and the Detriot Casino Council which occured in the third quarter 2011), contract services, payroll costs, and recruiting expense.

●
Other. Other indirect operating expenses as a percentage of net revenue were 0.1% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, respectively. Other indirect operating expenses as a percentage of net revenue remained consistent during the successor nine months ended September 30, 2011, as compared to the successor and predecessor periods of 2010.

Reorganization (loss) gain. Reorganization (loss) gain as a percentage of net revenue were -0.5%, 0.4%, and 174.3% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, respectively. The decrease in reorganization (loss) gain during the successor nine months ended September 30, 2011, as compared to the successor and predecessor periods of 2010 was primarily related to the significant one time gain in the predecessor period.

Other expense. Other expense as a percentage of net revenue were 17.3%, 17.3%, and 23.1% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2011, respectively. The following is a discussion of the primary drivers of the trends in other expense.

●
Interest expense. Interest expense as a percentage of net revenue was 15.2%, 15.4%, and 21.7% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, respectively. The decrease in interest expense during the successor nine months ended September 30, 2011, as compared to the predecessor six months ended June 30, 2010 was primarily due to the Company’s reduced debt in connection with the emergence from bankruptcy on June 30, 2010.

●
Amortization of finance fees and accretion of discount on senior notes. Amortization of finance fees and accretion of discount on Senior Secued Note as a percentage of net revenue were 2.1%, 1.9%, and 1.2% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, respectively. The increase in amortization of finance fees and accretion of discount on senior notes interest expense during the successor nine months ended September 30, 2011, as compared to the successor and predecessor periods of 2010 was primarily related to the following: the recording of a definite lived intangible asset as a result of the Company’s emergence from bankruptcy on June 30, 2010, thus resulting in an increase in amortization expense, and the recognition, commencing July 1, 2010, of the accretion of discounts in relation to the Senior Secured Notes Series A and B, due in 2015.

Provision for income taxes. The provision for income taxes as a percentage of net revenue was -1.1%, -0.8%, and -1.5% for the successor nine months ended September 30, 2011, successor three months ended September 30, 2010, and the predecessor six months ended June 30, 2010, respectively. The increase, as a percentage of net revenue, in the provision for income taxes during the successor nine months ended September 30, 2011, as compared to the successor three months ended September 30, 2010, was primarily related to an increase in the Company’s deferred tax liability, related to indefinite lived intangible assets and the expense due to the uncertain tax position for the nine months ended September 30, 2011. The decrease as a percentage of net revenue in the provision for income taxes during the successor nine months ended September 30, 2011, as compared to the predecessor six months ended June 30, 2010, was primarily related to the State of Michigan tax reform. The Michigan Business Tax (“MBT”) will be eliminated, effective January 1, 2012, and deferred taxes related to the MBT were adjusted effectively in the second quarter of 2011. In lieu of the MBT, the State of Michigan has enacted a six percent corporate income tax. Therefore, all deferred tax liabilities related to MBT have been reversed, a deferred tax benefit has been recorded, all deferred tax assets related to MBT have been reversed and a tax expense has been recorded. Additionally, based on the Company’s quarterly review of its uncertain tax position, the Company determined that a change in estimate was required. As such, the Company’s uncertain tax position decreased by approximately $0.2 million during the second quarter of 2011.

Liquidity and Capital Resources

Overview

Our cash requirements are for working capital, obligations under the Development Agreement, gaming taxes, debt service, the improvement of our facilities, and tax distributions.

Cash and cash equivalents were $45.9 million as of September 30, 2011. The Company’s cash position was favorably impacted by the consummation of a land transaction with Wayne County in July 2011 (the “Land Exchange”). The Company exchanged a 7.2 acre parcel of the land for a 1.1 acre parcel plus cash consideration. Net cash consideration received by the Company was approximately $10.7 million. We had $30.0 million of available borrowings under our Revolving Loan at September 30, 2011. The Company did not draw down on the Revolving Loan during the third quarter of 2011. On July 1, 2011, the Company made semi-annual interest payments of $25.1 million in relation to the 13% Senior Secured notes using cash generated from operating activities.

        The Company expects capital expenditures for the year ending December 31, 2011 to be approximately $18.0 million, including spending related to a new casino bar and lounge, scheduled for completion in December 2011. For the year ending December 31, 2012, capital expenditures are projected to be approximately $18.0 million, excluding spending on our new valet parking facility.

Cash Flows

           Our cash flows for the nine months ended September 30, 2011, three months ended September 30, 2010, and six months ended June 30, 2010 consisted of the following (in thousands).

	Successor		Predecessor
	Nine Months Ended September 30,	Three Months Ended September 30,	Six Months Ended June 30,
	2011	2010	2010
Cash flows:
Net cash provided by (used in) operating activities	$9,552	$27,116	$(31,190)
Net cash provided by (used in) investing activities	6,269	(4,451)	(5,568)
Net cash (used in) provided by financing activities	(84)	(661)	24,662
Net increase (decrease) in cash and equivalents	$15,737	$22,004	$(12,096)

Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities decreased for the successor nine months ended September 30, 2011, as compared to the successor three months ended September 30, 2010. The decrease in operating cash flows is primarily due to a decrease in operating cash flows for reorganization costs of $4.2 million, Chapter 11 related reorganization items of $1.5 million, accrued expenses and other liabilities of $22.8 million (interest payments in relation to the 13% Senior Secured Notes, due in 2015), accounts payable of $5.8 million, State of Michigan gaming tax refundable of $5.7 million, $10.0 million of payments made in 2011 related to the unsecured distribution liability, offset by an increase in depreciation and amortization expense of $18.9 million, amortization of finance fees and accretion of discount on senior notes of $3.5 million, deferred income taxes of $1.1 million, property tax receivable of $3.4 million, stock based compensation expense of $0.3 million, accounts receivable – other of $0.6 million, prepaid expenses of $7.3 million, and net loss of $14.0 million. Net cash provided by (used in) operating activities increased for the successor nine months ended September 30, 2011, as compared to the predecessor six months ended June 30, 2010. The increase was primarily due to a decrease in cash outflows for reorganization costs of $14.6 million, a City of Detroit settlement agreement payment in 2010 of $13.5 million, a payment for paid-in-kind interest of $27.8 million under the Debtor in Possession Facility in place for the predecessor six months ended June 30, 2010, depreciation and amortization of $18.4 million, and prepaid expenses of $4.7 million.  These amounts were offset by a $10.0 million payment made in 2011 related to the unsecured distribution liability, a decrease in accounts receivable - gaming of $1.5 million, and accrued expenses and other liabilities of $27.4 million (interest payments in relation to the 13% Senior Secured Notes, due in 2015).

Net cash provided by (used in) investing activities. Net cash provided by (used in) investing activities increased for the successor nine months ended September 30, 2011, as compared to the successor and predecessor 2010 periods. The increase was primarily related to the Land Exchange. The disposition of the land was offset by $9.9 million in capital expenditures, and a decrease in restricted cash of $5.0 million.

Net cash (used in) provided by financing activities. Net cash (used in) provided by financing activities for the successor nine months ended September 30, 2011 remained consistent, as compared to the successor three months ended September 30, 2010. Net cash (used in) provided by financing activities decreased for the successor nine months ended September 30, 2011, as compared to the predecessor six months ended June 30, 2010. The decrease was primarily related to the reorganization of the Company’s capital structure on June 30, 2010, which resulted in decreased borrowings of approximately $558.6 million, offset by reduced payments on long term debt and financing fees of approximately $533.9 million.

The Detroit Casino Council Ratified Agreement

On October 24, 2011, the membership of the five unions constituting the Detroit Casino Council, which represents the majority of Greektown’s approximately 2,000 employees, ratified a four year labor agreement with Greektown. The final agreement has not been executed.

The Ratified Agreement provides for the following: In the first year of the Ratified Agreement, a first lump sum ratification payment (“Payment”) of $2,500 and $2,000 will be made to full time and part time employees, respectively. The payments will be paid in the fourth quarter of 2011. There are currently approximately 1,100 full time and 400 part time employees who would be eligible for the Payment. In the third year (after October 17, 2013) of the Ratified Agreement, a second payment of $1,000 and $800 will be made to full time and part time employees, respectively. The payments will be paid in the fourth quarter of 2013. In the fourth year of the Ratified Agreement (after October 17, 2014) full time and part time employees are to receive a 2% increase on their base wage or $0.30 cents per hour, whichever is greater. Under the Ratified Agreement, changes in compensation costs, inclusive of non wage benefits, are expected to increase at a 2.5% compounded annual growth rate over the life of the Ratified Agreement.

Purchase Agreement; Indenture; Notes

On June 25, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”), by and between the Company and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $280.2 million principal amount of its Series A 13% Senior Secured Notes due 2015 (the Series A Notes) and $104.8 million principal amount of its Series B 13% Senior Secured Notes due 2015 (the Series B Notes and, together with the Series A Notes, the “Notes”), which are guaranteed (the “Guarantees”) by substantially all of the Company’s domestic subsidiaries (the Guarantors and, together with the Company’s, the “Obligors”), which subsidiaries executed a joinder to the Purchase Agreement on June 30, 2010.

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

Revolving Credit Agreement

        On the Effective Date, the Company entered into a Credit Agreement with Comerica Bank for the Revolving Loan. On July 6, 2011, the Company and Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the "Credit Agreement").

        General: The Credit Agreement provides for the Revolving Loan, which is a three and one-half year revolving credit facility in an aggregate principal amount of up to $30 million, including $5 million for the issuance of standby letters of credit. The maximum expiration of individual letters of credit is twelve months after the issuance thereof or, if earlier, the maturity of the Revolving Loan.

        Security and Guarantees. The Revolving Loan is secured by a perfected first priority lien and security interest on all the assets of the Company and all its direct and indirect subsidiaries, excluding, among other things, the Company’s gaming license. Additionally, effective July 2011, a requirement for a 45 day annual revolver “clean up period” was added to the Credit Agreement during which the Company will be required to maintain a $0 balance under the revolver.

        Interest and Fees. Borrowings under the Revolving Loan initially bear interest at an annual rate of LIBOR plus 2.50%, or the higher of Comerica Bank’s prime reference rate and 3.25%. Upon the Trappers Mortgage Release (as defined below), the Revolving Loan will bear interest at an annual rate of LIBOR plus 1.75% (if the Leverage Ratio (as defined below) is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1) or at an annual rate of (a) the higher of (i) Comerica Bank’s prime reference rate and (ii) 2.50% minus (b) 0.50% (if the Leverage Ratio is greater than or equal to 4 to 1) or 1% (if the Leverage Ratio is less than 4 to 1). There is a facility fee of 0.50% per annum on the aggregate revolving credit commitment amount payable quarterly in arrears commencing on July 1, 2010 (in respect of the prior fiscal quarter or portion thereof), and on the first day of each fiscal quarter thereafter. There is also a non-refundable letter of credit fee of 3.50% per annum on the face amount of each letter of credit payable quarterly in advance. "Leverage Ratio” means as of the last day of any fiscal quarter of the Company, the ratio of an amount equal to, on a consolidated basis, the sum of all of the funded debt of the Company and its subsidiaries as of such date, excluding all subordinated debt, to EBITDA (as defined below) for the four fiscal quarters then ending. Adjustments to the interest rate and the applicable letter of credit fee rate are implemented quarterly based on the Leverage Ratio.

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

        In addition, the Credit Agreement contains a financial covenant pursuant to which the Company must maintain, as of each Test Date, specified minimum earnings before interest, taxes, depreciation and amortization during twelve month periods ending on each fiscal year during the term, applicable Test Dates, and as of each fiscal year end, a Fixed Charge Coverage Ratio of not less than 1.05 to 1 (measured from the Effective Date until the applicable determination date for all fiscal quarters ending on or before June 30, 2011, and thereafter, on a trailing twelve month basis). “Test Date” means (i) the last day of each fiscal year of the Company, and (ii) the last day of each fiscal quarter, if the sum of the average daily outstanding advances plus the aggregate undrawn face amount of all issued, outstanding and unexpired letters of credit under the Revolving Loan exceeded $7.5 million during such quarter or if there are any advances outstanding under the Revolving Loan on the last day of such fiscal quarter. “Fixed Charges” shall mean, for any period, the sum, without duplication, of (i) all cash Interest Expense paid or payable in respect of such period on the Funded Debt of Borrower and its Subsidiaries on a Consolidated basis, plus (ii) all installments of principal or other sums paid or due and payable during such period by Borrower or any of its Consolidated Subsidiaries with respect to Funded Debt (other than the Advances and the original principal payment made with respect to Permitted Refinancing Indebtedness), plus (iii) all Income Taxes paid or payable in cash during such period, plus (iv) all Restricted Payments paid or payable in cash in respect of such period by Borrower (other than dividends on Capital Stock of the Borrower that were accrued and not paid), plus (v) all unfinanced Capital Expenditures of Borrower and its Consolidated Subsidiaries for such period (except the Excluded Capital Expenditures), plus (vi) all capitalized rent and lease expense of Borrower and its Consolidated Subsidiaries for such period, all as determined in accordance with GAAP. For the Measuring Periods ending on September 30, 2010, December 31, 2010 and March 31, 2011, the unfinanced Capital Expenditures included in the calculation of Fixed Charges will not exceed $3.0 million, $6.0 million and $9.0 million, respectively.

“EBITDA” shall mean Net Income for the applicable period plus, without duplication and only to the extent deducted in determining Net Income, (i) depreciation and amortization expense for such period, (ii) Interest Expense, whether paid or accrued, for such period, (iii) all Income Taxes for such period, (iv) reasonable legal, accounting, consulting, advisory and other out-of-pocket expenses incurred in connection with on-going bankruptcy court proceedings related to the bankruptcy of Greektown Holdings, L.L.C., and (v) for any fiscal quarter ending on or before June 30, 2011 and June 30, 2012, non-recurring expenses as defined within the amendment to the credit agreement may be added back to EBITDA during the period beginning July 1, 2010 and ending June 30, 2012, so as long as the dollar value does not exceed $5.5 million.

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

        Further, the Company and its subsidiaries have agreed to collaterally assign the mortgage in favor of the Company as well as a mortgage under which a pre-bankruptcy affiliate of the Company is the borrower (but as to which the Company is also the beneficiary of a collateral assignment to secure the mortgage in favor of us) to the lenders under the Revolving Loan on a first-priority basis and to the holders of the New Senior Secured Notes on a second-priority basis. However, if the subordination agreements and the collateral assignment of the mortgage in favor of the Company and under which the Company’s pre-bankruptcy affiliate is the borrower were determined not to be enforceable, such mortgages could be deemed to have a higher priority than the mortgage on such property that the Company is granting to holders of the notes. In the event that the holders of such mortgages are able to exercise their rights under such mortgages, they would be entitled, among other remedies, to foreclose such liens which could result in the Company’s loss of title to such property. Pending the discharge of the liens on the Trappers Parcel (the “Trappers Mortgage Release”), availability under the Revolving Loan is limited to $30 million pursuant to the July 2011 Amendment, and the failure to resolve the issue by June 30, 2012 will result in a default under the Credit Agreement unless otherwise waived.

As of three months ended September 30, 2011, the Company had approximately $0.9 million of letters of credit outstanding.

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

        As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6.  Exhibits

The following is a list of exhibits filed as part of this Report:

10.24	Employment Agreement, dated October 12, 2011, between Greektown Superholdings, Inc and Glen Tomaszewski.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEKTOWN SUPERHOLDINGS, INC.

By:	/s/ Michael Puggi
Name:	Michael Puggi
Title:	President and Chief Executive Officer

By:	/s/ Glen Tomaszewski
Name:	Glen Tomaszewski
Title:	Senior Vice President and Chief Financial Officer

November 14, 2011