Form 10-K
period 2011-12-31
Greektown Superholdings, Inc.
filed 2012-03-30
CIK 1487685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ¨ No ☒

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

Yes ☐ No ☒

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

Yes ☒ No ☐

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12,706,110. As of December 31, 2011, there were 152,054 shares of Series A-1 Common Stock, $0.01 par value, and 0 shares of Series A-2 Common Stock, $0.01 par value, outstanding.

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

PART I

ITEM 1. BUSINESS

Background

Greektown Holdings, L.L.C. (“Greektown Holdings”) was formed in September 2005 as a limited liability company owned by Kewadin Greektown Casino, L.L.C. (“Kewadin Greektown”), which was 100% owned by Sault Ste. Marie Tribe of Chippewa Indians (the “Tribe”), and Monroe Partners, L.L.C. (“Monroe”). Greektown Holdings owns Greektown Casino, L.L.C. (“Greektown LLC”), which is engaged in the operation of a hotel and casino gaming facility known as Greektown Casino Hotel (“Greektown Casino”) located in the downtown area of the City of Detroit. Greektown Casino opened on November 10, 2000 under a license granted by the Michigan Gaming Control Board (“MGCB”) and a Development Agreement with the City of Detroit.

On May 29, 2008 (the “Petition Date”), Greektown Holdings, together with its direct and indirect subsidiaries and certain affiliates, filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. As contemplated by a plan of reorganization (the “Plan”) approved by the Bankruptcy Court, Greektown Superholdings, Inc. (“Greektown Superholdings,” and together with its subsidiaries “we,” “our,” “us,” “the Company,” or “Greektown,” unless the context otherwise required) was incorporated under the laws of the State of Delaware on March 17, 2010. The Plan was confirmed on January 22, 2010 and became effective on June 30, 2010 (the “Effective Date”). Since that date, each of Greektown Superholdings and its wholly-owned subsidiary, Greektown Newco Sub, Inc. (the “Greektown Sub”), have held 50% of the outstanding membership interests of Greektown Holdings. Greektown Superholdings is a holding company that has no other operating assets. Through its direct and indirect ownership of Greektown Holdings, Greektown Superholdings owns and operates Greektown Casino. Greektown LLC also holds all the ownership interest in Contract Builders Corporation (“Contract Builders”) and Realty Equity Company, Inc. (“Realty Equity”), each of which owns real estate near Greektown Casino. The assets of Trappers GC Partners, LLC (“Trappers”) were transferred to Greektown Casino and Trappers has been dissolved pursuant to the Plan. Unless otherwise indicated or the context otherwise requires, the following discussion describes the business and operations of Greektown Superholdings after the Effective Date. Greektown Superholdings’ corporate headquarters are located at 555 East Lafayette, Detroit, Michigan 48226.

On the Effective Date, Greektown Superholdings issued $385 million in 13% Senior Secured Notes (the “Senior Secured Notes”) and entered into a $30 million revolving credit facility with Comerica Bank (the “Revolving Loan” and, together with the Senior Secured Notes, the “Exit Financing”). On the Effective Date, the proceeds of a rights offering for shares of our Preferred Stock to holders of notes of Greektown, who had purchased such notes prior to the bankruptcy filing, (the “Rights Offering”), the proceeds of the direct purchase of Preferred Stock, and the proceeds from the sale of the Senior Secured Notes were used to pay all outstanding borrowings under our debtor-in-possession financing facility (the “DIP Facility”), to repay the pre-petition secured claims, and to make other payments required upon exit from bankruptcy. The proceeds from the sale of the Senior Secured Notes remaining after the foregoing payments were made, as well as the Revolving Loan, were used to provide ongoing liquidity to conduct our operations.

Business Overview

Greektown Superholdings was incorporated under the laws of the State of Delaware on March 17, 2010. Greektown Superholdings was formed to hold, directly and indirectly through Greektown Sub, all outstanding membership interests of Greektown LLC, as of the effective date of its emergence from bankruptcy protection. Through Greektown LLC, we own and operate Greektown Casino which opened in November 2000 in the downtown of the City of Detroit. In February 2009, Greektown Casino completed an expansion, including a 400 room hotel (the “Expanded Complex”) at a cost of approximately $336.3 million. Greektown Casino is one of only three commercial casinos licensed to operate in the State of Michigan and our Expanded Complex offers a full range of gaming, dining and entertainment alternatives, including:

•	approximately 100,000 square-feet of gaming space with 2,700 slot machines and 63 table games, 12,500 square-foot salon dedicated to high-limit gaming, and the largest live poker room in the Metro Detroit Gaming Market (as defined below);

•	approximately 2,810 attached and 1,750 unattached parking spaces, including over 600 parking spaces for valet parking services;

•	10,000 square feet of convention space;

•	a 400-room hotel;

•	four restaurants, including a 180-seat “International Buffet”;

•	several food outlets on the gaming floor; and

•	seven bars and three entertainment facilities.

Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and six interstate highways passing through the downtown of the City of Detroit. We estimate that Greektown Casino attracts approximately 17,700 patrons per day on average, and we believe a significant number of these patrons make regular visits to our property. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors. As of December 31, 2011, we had approximately 1.2 million people in our database for Club Greektown. We believe the gaming market in the Detroit area, which consists of the only three commercial casinos within the State of Michigan (the “Detroit Commercial Casinos”); together with the commercial casino in Windsor, Ontario (the “Metro Detroit Gaming Market”) is primarily a “drive-to” gaming market, with over 95% of our patrons residing within 100 miles of Greektown Casino.

Marketing

Advertising efforts include casino, food, and beverage promotions, and hotel packages. These efforts are complemented by extensive database marketing, to drive loyalty from our Club Greektown members. Efforts also include property enhancements that are designed to encourage existing patrons to frequent our property, while attracting new patrons to our property. The goals of all our efforts are designed to increase customer loyalty, and increase visits from the casual customer who is in the Greektown district for dining, entertainment and sporting events.

In January 2012, the Company announced a marketing alliance with Tropicana Las Vegas, Inc. (“Tropicana Las Vegas”). The agreement aligns Greektown with one of the best-known brands in the gaming and hospitality industry in the world, and affords our guests expanded player’s club offers and benefits with exciting gaming opportunities at the newly transformed Tropicana Las Vegas. Highlights of the agreement between Greektown and Tropicana Las Vegas include travel/lodging amenities, entertainment packages, and expanded player rewards.

Competition

The Detroit Commercial Casinos are the only three commercial casinos in the State of Michigan and consist of Greektown Casino, MGM Grand Detroit (“MGM Detroit”) and MotorCity Casino (“MotorCity”). An additional competitor, Caesars Windsor, is located across the Detroit River in Canada. Caesars Windsor is owned by the Ontario government and is accessible from Detroit via bridge or tunnel. Collectively, the three Detroit Commercial Casinos and Caesars Windsor make up the Metro Detroit Gaming Market.

The gaming market in the State of Michigan, which contains both commercial and tribal casinos, consists of the Detroit Commercial Casinos and twenty-one Native American-owned gaming facilities that operate under compacts. Four racetracks are also located in the State of Michigan, each of which offer horse betting, but are not authorized to offer slot machine or table gaming. There is also a racetrack in Windsor that operates over 750 slot machines; however the Ontario Lottery and Gaming Corporation (“OLG”) has announced that the slot machines will be removed from the racetrack on April 30, 2012.

Overview of direct competition

The direct competitors of Greektown Casino are the two other Detroit Commercial Casinos. The Detroit Commercial Casinos operate as commercial entities under the Michigan Gaming Control & Revenue Act and Administrative Rules – promulgated 1998 & amended 2008 (the “Michigan Gaming Act”). The Detroit Commercial Casinos are licensed to offer gaming, with no specific limit on the number of gaming positions that they may operate within their authorized gaming square footage. MGM Detroit, MotorCity and Caesars Windsor may each have greater name recognition and financial, marketing and other resources than Greektown Casino. For instance, MGM Detroit benefits from the use of a national player database. Caesars Windsor is managed by a consortium that includes Caesars Entertainment, Inc. and Hilton Hotels Corporation, both of which have a national presence. By comparison, we have the area’s most recently completed casino hotel complex, numerous renovations, including the Super Pit table games area, The Fringe video poker and sports bar, a new first floor promotions area, cage, and club booth, and Asteria, a new bar/lounge and entertainment facility on the first floor of the casino. The Company believes that all of these property enhancements will enable us to cater to the casual customer who is in the Greektown district for dining, entertainment, and sporting events that we believe would not otherwise be served by our primary competitors.

The table below illustrates Greektown Casino’s percentage of the total adjusted gross gaming revenues of the Detroit Commercial Casinos for year ended December 31, 2011, six months ended December 31, 2010, and the six months ended June 30, 2010. The total adjusted gross receipts for the Detroit Commercial Casinos increased approximately 3.4% from the year ended December 31, 2010 to 2011. For more information, see Part II Item 7 – “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

	Successor		Predecessor
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2011	2010	2010
Detroit Commercial Casinos (1)
MGM Detroit	42.1%	42.5%	41.9%
MotorCity	33.1%	32.5%	32.3%
Greektown Casino	24.8%	25.0%	25.8%
Total	100.0%	100.0%	100.0%

(1)	Market share values for the Detroit Commercial Casinos in the above table and elsewhere in this statement were obtained from the MGCB website: http://www.michigan.gov/mgcb.

Below is a more detailed summary of the gaming amenities offered by MGM Detroit, MotorCity and Caesars Windsor.

MGM Detroit. MGM Detroit was the first casino to open in Detroit, in July 1999, and since 2001 has generally been the market leader based on share of adjusted gross gaming revenues. In October 2007, MGM Detroit completed construction of a new, permanent casino. The new facility houses approximately 100,000 square feet of gaming space with an estimated 4,100 slot machines and 100 table games including poker, 400 hotel rooms, 12 restaurants/bars and entertainment venues. The property also offers a 30,000-square-foot meeting facility, which includes a 14,000-square-foot ballroom. For the year ended December 31, 2011, MGM Detroit’s adjusted gross casino revenues were $600 million, representing a 3.1% increase over the comparable period in the prior year. MGM Resorts International owns a controlling interest in MGM Detroit, with the remaining interest held by Detroit Partners, LLC, a group of local residents and businesses. MGM Detroit benefits from the use of a national player database.

MotorCity. MotorCity was the second casino to open in Detroit, in December 1999, and since 2001 has generally maintained a second-place market position based on share of adjusted gross gaming revenues behind MGM Detroit. In 2008, MotorCity completed its expanded complex. The renovated facility has 100,000 square feet of gaming space with an estimated 2,900 slot machines and 71 table games including poker, 7 restaurants/bars, four entertainment venues, a 400 room hotel, a spa and a 1,500 seat theater. For the year ended December 31, 2011, MotorCity’s adjusted gross casino revenues were $472 million, representing a 5.7% increase over the comparable period in the prior year. The facility is privately owned by its sole stockholder, Marian Ilitch.

Caesars Windsor. Caesars Windsor opened in May 1994. Caesars Windsor is the largest casino-resort in Canada and is owned by the government of Ontario and operated by a consortium that includes Caesars Entertainment, Inc. and Hilton Hotels Corporation. At its peak in the late 1990s, the casino attracted in excess of six million visitors annually. In 2008, Caesars Windsor completed an expansion of its casino costing approximately CAD $400 million, which resulted in a complex of approximately 100,000 square feet of gaming space, 90 table games, 2,500 slot machines and 3,000 parking spaces. Caesars Windsor also offers 758 hotel rooms, a 5,000 seat entertainment center and approximately 100,000 square feet of convention space. Caesars Windsor’s adjusted gross gaming revenues for the year ended December 31, 2011 were not publicly available prior to the issuance of this report.

Ohio Casinos

On November 3, 2009, a casino initiative passed in the state of Ohio authorizing casino-style gaming at four locations within the state: Cincinnati, Cleveland, Columbus and Toledo. We anticipate that they will compete with the Detroit Commercial Casinos, particularly the Toledo casino, which is approximately 60 miles from the city of Detroit and whose construction began in August 2010 with an expected opening date in the first half of 2012. Currently, approximately 8% of our gaming revenue is generated from Ohio residents.

Michigan tribal gaming

Twenty-one Native American-owned casinos are currently operating in western, central and northern Michigan, the closest of which is 113 miles from Greektown Casino. A number of additional Native American casinos are in various stages of the planning process:

•	A tribe has entered into a land settlement agreement with the State of Michigan and is currently seeking U.S. Congressional approval to construct a casino in Monroe County, Flint, or Romulus, which would be within 20 to 75 miles of Greektown Casino.

•	Another tribe has also entered into a land settlement agreement with the State of Michigan and is currently seeking U.S. Congressional approval for a casino in Port Huron, which would be within 75 miles of Greektown Casino.

•	Another tribe re-submitted an application in October 2009 to the U.S. Department of the Interior to construct a $300 million casino development, including a 200 room hotel and retail space, in Romulus, Michigan after having a previous application dismissed in 2008. The proposed development would be within 20 miles of Greektown Casino. In February 2011, the tribe partnered with a developer to again seek Congressional and state approvals to build a casino.

•	Another tribe has publicly announced an agreement with the State of Michigan to amend an existing compact. The amendments to the compact would allow the tribe to seek to place land in trust with the United States Department of Interior to construct a new casino in western Michigan. Certain proposed amendments to the compact must be approved by the Michigan Legislature and the tribe must submit an application to the United States Department of Interior to place certain land in trust in order to construct the casino in western Michigan.

•	A tribe has publicly announced its intentions to construct a $245 million casino development in the city of Lansing, Michigan, which would be approximately 90 miles from Greektown Casino. The tribe is required to comply with federal statutory and regulatory requirements, including the Indian Gaming Regulatory Act and the Michigan Indian Land Claim Settlement Act, or seek U.S. Congressional approval before it can operate a casino in Lansing as tribal casinos are generally restricted to their own reservations.

The opening of additional Native American-owned casinos near the city of Detroit or elsewhere in State of Michigan could have a detrimental effect on Greektown Casino’s revenues.

Proposal 1

In November 2004, Michigan voters passed Proposal 1, which requires a voter referendum before new forms of gambling are permitted within the State of Michigan. This limits the government’s ability to enact changes to the State of Michigan laws permitting incremental forms of gaming within the State of Michigan. Proposal 1 does not apply to tribal gaming or to the Detroit Commercial Casinos, but applies to new lottery games, consisting of table games and player-operated mechanical or electronic devices or other forms of gaming or additional casinos.

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

Internet Gaming

The Department of Justice (“DOJ”) under the current federal administration had originally expressed the view that the U.S. Wire Act of 1961 applied to all forms of Internet gambling, and therefore all Internet gambling was illegal under the existing law. However, the DOJ has since concluded that the Wire Act of 1961 is limited only to sports betting. The Unlawful Internet Gambling Enforcement Act (“UIGEA”) was passed into law in 2006. The UIGEA attacks the payment mechanisms used to place bets, and pay off winners, through the thousands of offshore online gambling sites currently in operation. The statute makes it illegal for banks, credit card companies or similar institutions to collect on a debt incurred through an online gambling site. However, the UIGEA did not update the federal Wire Act of 1961 to specifically apply to all forms of online gambling. Therefore, during the 111th Congress (2009-2010), several bills pertaining to Internet gambling were introduced. Additionally, in 2011 the Internet Gambling Prohibition, Poker Consumer Protection, and Strengthening UIGEA Act of 2011 (H.R. 2236) bill was introduced. The bill calls for the legalization and federal regulation of online poker. Should online poker or other forms of internet gambling become legal in the United States, it would not only increase the level of competition we face but also increase the number of gaming opportunities.

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

Employees and Unions

As of December 31, 2011, we employed approximately 1,700 people, of which approximately 1,290 or 76% are unionized full-time employees, across various functional areas. Our unionized employees are members of two union groups: (i) the Detroit Casino Council (the “DCC”), which is made up of five unions, the UAW, HERE, Teamsters, Carpenters and Operating Engineers, and (ii) the International Union, Security, Police, Fire Professionals of America (the “SPFPA”), which consists of security personnel. The DCC union which represents the majority of our employees ratified a four year labor agreement with Greektown Casino on October 24, 2011.

The SPFPA union’s collective bargaining agreement is effective until June 12, 2012. We consider our relationships with our employees and the labor unions to be good.

Business Seasonality

Our gaming operations are affected by the weather. We have experienced downturns in customer volume during the summer months and increases in volume during winter months, although we do experience lower volume during winter storms. These seasonal and adverse weather conditions in the Detroit metropolitan area may discourage potential customers from visiting us. We believe we have also experienced downturns in customer volume as a consequence of nearby road repairs and construction, which generally occur in the spring, summer and fall, as well as during various sporting or entertainment events simultaneously taking place within the downtown area of the city of Detroit.

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

Intellectual Property

We believe it is important to protect our significant trademarks and service marks by registering them for use in connection with the underlying goods and services, as appropriate at the federal or state of Michigan level. The trademarks “GREEKTOWN CASINO,” “GREEKTOWN CASINO (& DESIGN),” “LET THE PARTY BEGIN AT GREEKTOWN!”, “GREEKTOWN CASINO-HOTEL” ,”GAME ON”, and “CLUB GREEKTOWN” are registered in the U.S. Patent and Trademark Office. The restaurant and bar trademarks “THE ALLEY GRILLE STEAKHOUSE,” “ECLIPZ LOUNGE (& DESIGN),” “GRAPEVINE CAFÉ,” “ASTERIA,” “BISTRO 555,” “TRAPPER’S PATIO,” “TRAPPER’S SNACK BAR,” “INTERNATIONAL BUFFET”, “SUPER PIT” and “THE FRINGE” is registered with the State of Michigan. Finally, the advertising marks “AMAZING RACE SLOTS & TABLE GAMES,” “BONU$ PLAY,” “BONU$ BUCKS,” “BONU$ BET,” “BONU$ POINTS,” “GREEKTOWN CASINO-HOTEL (NEW logo),” and “DETROIT’S WINNING ADDRESS” are registered with the State of Michigan.

Government Regulation

The ownership and operation of our gaming facility is subject to various state of Michigan and city of Detroit laws and regulations in the jurisdiction in which we are located. We are subject to the provisions of the Michigan Gaming Act and rules promulgated thereunder (the “Michigan Rules”), the MGCB, including the MGCB rules (the “MGCB Rules”) and MGCB orders and resolutions (“MGCB Orders and Resolutions”) and various local ordinances and regulations, and are subject to the regulatory control of the MGCB, the city of Detroit and the Michigan Liquor Control Commission. Additionally, we must comply with a variety of federal regulations (i.e. Bank Secrecy Act, U.S. Patriot Act, Office of Foreign Assets and Control, and others). The following is a summary of the provisions of the material laws and regulations applicable to our gaming operations and other laws and regulations applicable to us. The summary does not purport to be a comprehensive description and is qualified in its entirety by reference to the appropriate laws and regulations.

Michigan Gaming Regulation

Greektown LLC is licensed to operate in the state of Michigan pursuant to the Michigan Gaming Act. The Michigan Gaming Act and Michigan Rules subject the ownership and operation of commercial casino gaming facilities to extensive state of Michigan licensing and regulatory requirements and require the licensee to have a development agreement in effect with the city of Detroit and the Economic Development Corporation (“Detroit EDC”) of the city of Detroit.

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

The Michigan Gaming Act imposes the burden of proof on the applicant for a casino license to establish its suitability to receive and hold the license. The applicant must establish its suitability as to:

•	integrity;

•	moral character and reputation;

•	business probity;

•	financial ability and experience;

•	responsibility; and

•	other criteria deemed appropriate by the MGCB.

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

The Michigan Gaming Act and Michigan Rules provide for annual license renewal as long as the MGCB determines that the casino licensee continues to meet the requirements established by the Michigan Gaming Act and Michigan Rules. Greektown LLC’s original license was issued on November 10, 2000. As of year ended December 31, 2011, the Company was in compliance in all material respects with the MGCB.

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

Violations of MGCB requirements may result in fines and penalties. While the Company believes it takes protective steps to operate in compliance with MGCB regulations, there can be no assurance that future violations will not occur.

The Michigan Liquor Control Commission licenses, controls and regulates the sale of alcoholic beverages pursuant to the Michigan Liquor Control Act. The Michigan Gaming Act also requires that casinos sell and distribute alcoholic beverages in conformity with the Michigan Liquor Control Act. The city of Detroit also issues certain approvals in connection with the sale of alcoholic beverages.

Michigan Gaming Taxation and Fees

Under the provisions of the Michigan Gaming Act, we must pay a combined state of Michigan and city of Detroit wagering tax equal to 19% of adjusted gross receipts payable daily and a municipal services fee in an amount equal to the greater of 1.25% of adjusted gross receipts or $4 million annually. For the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, we paid gaming taxes of $75.0 million, $36.1 million, and $38.5 million, respectively. These gaming taxes are included in Greektown Casino’s operating expenses. In addition to gaming taxes, we are required to make an annual payment for certain costs to the MGCB. During the year ended December 31, 2011 and six months ended December 31, 2010, the Company paid a fee of approximately $10.2 million and $10.2 million, respectively, to the MGCB. The Company amortized approximately $10.2 million, $5.1 million, and $5.1 million for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010. The MGCB fees are included in Greektown Casino’s general and administrative expenses. These gaming taxes and fees are in addition to the taxes, fees and assessments customarily paid by business entities conducting business in the State of Michigan and the City of Detroit.

If the Michigan Lottery Act is amended to allow casino operations to be conducted at racetracks in Michigan, the state wagering tax rate will be reduced to 18%. Any amendment would require voter approval, as mandated by Proposal 1.

City of Detroit Regulation

The Detroit City Council has enacted several ordinances affecting the Detroit Commercial Casinos. One, entitled “Casino Gaming Authorization and Casino Development Agreement Certification and Compliance,” authorizes casino gaming only by operators who are licensed by the MGCB and are parties to a development agreement that has been approved and certified by the City Council and is currently in effect, or are acting on behalf of parties to a development agreement. Our development agreement has been so approved and certified and is currently in effect. The ordinance requires each casino operator to submit to the Mayor of Detroit and to the Detroit City Council annual reports regarding the operator’s compliance with its development agreement or, in the event of non-compliance, reasons for non-compliance and an explanation of efforts to comply. The ordinance requires the Mayor of Detroit to monitor each casino operator’s compliance with its development agreement, to take appropriate enforcement action in the event of default and to notify the Detroit City Council of defaults and enforcement action taken; and, if a development agreement is terminated, it requires the Detroit City Council to transmit notice of enforcement action to the MGCB within five business days along with the City of Detroit’s request that the MGCB revoke the relevant operator’s certificate of suitability or casino license. If a development agreement is terminated, the Michigan Gaming Act requires the MGCB to revoke the relevant operator’s casino license upon the request of the city of Detroit.

City of Detroit Development Agreement

In March 1998, Greektown LLC entered into the initial development agreement with the city of Detroit and the Detroit EDC. In August 2002, Greektown LLC entered into the Development Agreement, which amended and restated the initial development agreement and authorized the construction and operation of the existing casino.

From March 1998 through December 31, 2011, the city of Detroit has been paid approximately $128.2 million under the terms of the Development Agreement, excluding casino gaming taxes.

In addition to gaming taxes, we are also obligated to pay 1% of our adjusted gross receipts to the city of Detroit, to be increased to 2% of our adjusted gross receipts in any calendar year in which adjusted gross receipts exceed $400 million, beginning on the day our adjusted gross receipts exceed $400 million and continuing until the end of that calendar year. In addition, when adjusted gross receipts exceed $400 million, we would be required to pay $4 million to the city of Detroit. We did not exceed the $400 million in adjusted gross receipts for the calendar year ending December 31, 2011.

We also must pay certain legal and consultant expenses incurred by the city of Detroit related to the development of the casino complex.

The Development Agreement includes a number of additional provisions with which we must comply. The key provisions include those listed below:

•	A radius restriction prohibiting various parties from holding an interest in or taking certain actions regarding any other casino within a 150-mile radius from central Detroit.

•	Various indemnification obligations for certain judgments, fines, liabilities, losses, damages, costs, expenses, claims, obligations and penalties of the city of Detroit, the Detroit EDC and each of their respective officers, agents and employees.

•	Various social commitments regarding, for example, employment of Detroit residents, procurement of financing and goods and services from Detroit-based businesses, Detroit resident businesses and business concerns and/or minority- or women-owned businesses.

•	Transfer of ownership restrictions prohibiting certain direct and indirect owners of Greektown LLC from transferring their equity interests without the consent of the city of Detroit.

U.S. Department of the Treasury Regulations

The U.S. Internal Revenue Code and the U.S. Treasury Regulations promulgated thereunder require operators of casinos located in the United States to file information returns for U.S. citizens, including, but not limited to, names, addresses and social security numbers of winners, for bingo, table games and slot machine winnings in excess of prescribed amounts and keno winnings in which the payout equals or exceeds a specified amount more than the amount wagered. The U.S. Internal Revenue Code and the U.S. Treasury Regulations promulgated thereunder also require operators to withhold taxes on some keno, bingo table games and slot machine winnings of nonresident aliens. We are unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, these and/or other games.

Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Department of the Treasury and the MGCB require the reporting of patron’s currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number, which regulations were subsequently modified to include a suspicious activity reporting rule. Casinos are required to report suspicious monetary transactions when the casino suspects or has reason to suspect that the transaction involves funds derived from illegal activity or is otherwise intended to facilitate illegal activity.

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

We face significant competition principally from two other casinos in Detroit, MGM Detroit and MotorCity (collectively with Greektown Casino, the “Detroit Commercial Casinos”), as well as Caesars Windsor, which is located directly across the Detroit River from Detroit. MGM Detroit, MotorCity and Caesars Windsor may each have greater name recognition and financial, marketing and other resources than we do, and all three casinos completed major renovations/expansion projects in the past several years that have the potential to greatly increase their respective market share of the Metro Detroit Gaming Market.

In addition, we compete with other gaming facilities throughout the state of Michigan and surrounding states as well as nationwide, including casinos located on Native American reservations and other land-based casinos. Twenty one Native American-owned casinos are currently operating in western, central and northern Michigan, the closest of which is 113 miles from Greektown. Furthermore, two tribes have entered into land settlement agreements with the state of Michigan, and both tribes are currently seeking U.S. Congressional approval of the agreements to take the land into trust for new land-based casinos. One tribe is seeking to locate a casino in Michigan in one of Monroe County, Flint or Romulus, while the other tribe is seeking to locate a casino in Port Huron, and both proposed casinos would be within 20-75 miles of Greektown Casino. No U.S. Congressional approval has yet been obtained, but one tribe has partnered with a developer to seek Congressional and state approvals. Also, another tribe has been federally recognized and is seeking to enter into a compact with the state of Michigan for a casino in western Michigan, and an additional tribe has indicated that it intends to apply to the Bureau of Indian Affairs for trust status for a site in Romulus. Furthermore, a tribe has publicly announced its intentions to construct a $245 million casino development in Lansing, Michigan outside of its reservation, which would be approximately 90 miles from Greektown Casino. The tribe is required to comply with federal statutory and regulatory requirements, including the Indian Gaming Regulatory Act and the Michigan Indian Land Claim Settlement Act, or seek U.S. Congressional approval before it can operate a casino in Lansing as tribal casinos are generally restricted to their own reservations. Michigan also features four racetracks which offer horse betting but are not authorized to offer slot machines or table gaming, and there is an additional racetrack in Windsor, Ontario, Canada, which has over 750 slot machines, however the Ontario Lottery and Gaming Corporation (“OLG”) has announced that the slot machines will be removed from the racetrack on April 30, 2012.

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

On November 3, 2009, a casino initiative passed in Ohio authorizing casino-style gaming at four locations in the state: Cincinnati, Cleveland, Columbus and Toledo. We anticipate that they will compete with the Detroit Commercial Casinos, particularly the Toledo casino, which is approximately 60 miles from Detroit. Construction of the Toledo, Ohio facility began in August 2010, with an expected opening date in the first half of 2012.

The Department of Justice (“DOJ”) under the current federal administration had originally expressed the view that the U.S. Wire Act of 1961 applied to all forms of Internet gambling, and therefore all Internet gambling was illegal under the existing law. However, the DOJ has since concluded that the Wire Act of 1961 is limited only to sports betting. The Unlawful Internet Gambling Enforcement Act (“UIGEA”) was passed into law in 2006. The UIGEA attacks the payment mechanisms used to place bets, and pay off winners, through the thousands of offshore online gambling sites currently in operation. The statute makes it illegal for banks, credit card companies or similar institutions to collect on a debt incurred through an online gambling site. However, the UIGEA did not update the federal Wire Act of 1961 to specifically apply to all forms of online gambling. Therefore, during the 111th Congress (2009-2010), several bills pertaining to Internet gambling were introduced.

Additionally, in 2011 the Internet Gambling Prohibition, Poker Consumer Protection, and Strengthening UIGEA Act of 2011 (H.R. 2236) bill was introduced. The bill calls for the legalization and federal regulation of online poker. Should online poker or other forms of internet gambling become legal in the United States, it would not only increase the level of competition we face but also increase the number of gaming opportunities.

We have incurred net losses in recent periods. We may continue to incur losses in the future.

We recorded a net loss of $24.9 million for the year ended December 31, 2011, a net loss of $13.9 million for the six months ended December 31, 2010, and net income of $290.9 million for the six months ended June 30, 2010. The net income recorded for the six months ended June 30, 2010, was recorded after giving effect to gains from reorganization items and fresh start accounting adjustments of approximately $301.3 million. We expect to continue to incur losses in fiscal 2012 and may incur losses in future periods. Our future profitability depends on our ability to generate enough revenues to pay regulatory fees and gaming taxes and other mostly variable expenses, such as payroll and marketing, as well as mostly fixed expenses such as our property taxes and interest expense. For more information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We do not currently have operations other than Greektown Casino, and therefore, we are entirely dependent upon Greektown Casino, and dependent upon the patronage of persons living in and visiting the Detroit metropolitan area, for our revenues and cash flows. Because we are entirely dependent on a single gaming site, we are subject to greater risks than a geographically diversified gaming operation, including, but not limited to:

•	risks related to the economic conditions in southeastern Michigan or nearby regions, including a loss of residents, layoffs, increased fuel and transportation costs or a decrease in discretionary income or spending;

•	a decline in the size of the local gaming market;

•	an increase in gaming competition in the surrounding area;

•	changes in local and state governmental laws and regulations;

•	damage or interruption of gaming activities by fire, flood, power loss, technology failure, break-ins, terrorist attacks, war or similar events;

•	the relative popularity of local and regional entertainment alternatives to casino gaming that compete for the leisure dollar;

•	adverse weather conditions, which could deter customer visits; and

•	inaccessibility to the property due to road construction or closures of primary access routes.

The occurrence of any one of the events described above could cause a material disruption in our business.

Reductions in discretionary consumer spending as a result of downturns in the general economy may have a material adverse effect on our business.

Our business has been and may continue to be adversely affected by the economic downturn recently experienced in the United States, and more particularly in the Detroit metropolitan area, as we are highly dependent on discretionary spending by our patrons. Changes in discretionary consumer spending or consumer preferences brought about by factors such as increased unemployment, perceived or actual deterioration in general economic conditions, the housing and credit market crises, increases in fuel costs, bank failures and the potential for additional bank failures, perceived or actual decline in disposable consumer income and wealth, the recent global economic recession and changes in consumer confidence in the economy may continue to reduce customer demand for the leisure activities we offer and may adversely affect our revenues and operating cash flow. More specifically, the economic downturn has impacted the automobile industry in the United States as much as, if not more than, other similarly situated sectors of the U.S. economy. As many of the manufacturers of automobiles and automobile parts and components are based within Detroit or the Detroit metropolitan area, our geographic location makes us uniquely susceptible to continuing volatility in the American automobile industry.

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

The income taxation of Greektown under federal law and laws of the state of Michigan in connection with the Plan will depend upon, among other things, the precise structure and implementation of the Plan. We may have significant tax liabilities by reason of the restructuring transactions, and also by reason of our holding structure. Greektown Holdings was subject to the Michigan Business Tax (“MBT”) for the years ended December 31, 2011 and 2010, and, it is possible that we may owe significant amounts of state taxes with respect to the Plan. Any such tax liabilities could have material adverse financial consequences to us.

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

Based on the state of Michigan tax reform, the MBT was eliminated effective January 1, 2012, and deferred taxes related to the MBT were adjusted in 2011. In lieu of the MBT, the state of Michigan has enacted a six percent corporate income tax. The Company did not record a state income tax benefit on deferred tax positions, as a valuation allowance was recorded at the federal and state level for the entire deferred tax amount.

Our operations are highly taxed and may be subject to higher taxes in the future, which could adversely impact our profitability.

In virtually all gaming jurisdictions, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We believe that the prospect of significant additional tax revenue is one of the primary reasons why the state of Michigan and other jurisdictions have legalized gaming. We also pay property taxes, payroll taxes, franchise taxes and income taxes.

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

Our casino uses significant amounts of electricity and natural gas. Substantial increases in the cost of electricity will negatively affect our results of operations. In addition, energy and fuel price increases in cities that constitute a significant source of customers for our property could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our property, which would negatively impact our revenues. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material to our results of operations.

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

Government regulations require us to, among other things:

•	pay gaming fees, assessments and taxes to the state of Michigan and the city of Detroit;

•	periodically renew our gaming license in Michigan, which may be suspended or revoked if we do not meet detailed regulatory requirements;

•	receive and maintain federal and state environmental approvals; and

•	receive and maintain state and local licenses and permits to sell alcoholic beverages in our facilities.

We are subject to the Michigan Gaming Act and the Michigan Rules, and to local regulation by the city of Detroit, including a Development Agreement with the city of Detroit. Under the State of Michigan Rules, we may not make a public offering of our securities or enter into a debt transaction affecting the capitalization or financial viability of our gaming operations without the prior approval of the MGCB and compliance with our Development Agreement.

Our directors, officers and most employees, and many of our vendors and their employees performing services for us, must also be approved by the MGCB. If the MGCB were to find a director, officer, employee or vendor to be unsuitable, we would be required to sever our relationship with that person. Although we have no reason to believe that it will happen, our existing gaming licenses, liquor licenses, registrations, findings of suitability, permits and approvals may be revoked, suspended or limited or not renewed when they expire. Any failure to renew or maintain our licenses or receive new licenses when necessary would harm our business and revenues. The compliance costs associated with these laws, regulations and licenses are significant.

The casino entertainment industry is generally subject to political, legislative and regulatory uncertainty. If additional gaming laws and regulations are adopted, or if current gaming laws or regulations are modified in the State of Michigan, any newly imposed restrictions or costs could have a significant adverse effect on us. From time to time, various proposals are introduced in the state of Michigan legislature that, if enacted, could adversely affect the regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future that may impact our operations.

We are subject to compliance with a regulatory fixed charge coverage ratio maintenance covenant required by the MGCB.

In connection with our emergence from Chapter 11, the MGCB order granting approval of our new ownership structure, capitalization and management provides that we must comply with a minimum fixed charge coverage ratio maintenance covenant. The covenant requires us to maintain a ratio of EBITDA to fixed charges (each as defined in the order) on the last day of each calendar quarter of not less than 1.05 to 1.00.

The fixed charge coverage ratio is measured from the Effective Date until the applicable determination date for all fiscal quarters ending on or before March 31, 2011 and on a trailing four quarter basis thereafter. We are required to comply with this covenant for so long as any indebtedness is outstanding under our Revolving Loan and the Senior Secured Notes. The MGCB order also contains a limitation on certain restricted payments. See “Regulatory Covenants.”

If we fail to comply with these requirements and we are not able to obtain a waiver from the MGCB, we could be subject to additional restrictions on our ability to operate our casino business, fines and suspension or revocation of our gaming license. The suspension or revocation of our gaming license in excess of certain specified periods could result in an event of default under the indenture governing The Senior Secured Notes and could materially adversely affect or eliminate our ability to generate revenue from our casino operations. Refer to the “Purchase Agreement; Indenture; Notes” discussion. Even if we are able to obtain a waiver from the MGCB, the MGCB may impose additional covenants or other restrictions on our ability to incur indebtedness, which could materially adversely affect our business.

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

We are subject to all operating risks common to the hotel business, which may adversely affect our hotel occupancy and rental rates.

The hotel built in connection with the Expanded Complex is the first hotel at Greektown Casino. The hotel business is highly competitive and generally will be subject to greater volatility than our gaming business. Operating risks common to the hotel business could adversely affect hotel occupancy and the rates that can be charged for hotel rooms, as well as increase our operating expenses, and generally include:

•	competition from existing hotels in our market and new hotels entering our market;

•	reduced business and leisure travel due to energy costs and other travel expenses, or geo-political uncertainty, including terrorism;

•	adverse effects of a decline in general and in local economic activity;

•	adverse weather;

•	the quality and performance of the managers and other staff of our hotel; and

•	risks generally associated with the ownership of hotels and real estate.

MGM Detroit, MotorCity, and Caesars Windsor all have hotels connected to their gaming facilities and other new hotel projects in our vicinity have recently opened. This competition may adversely affect our occupancy and rental rates.

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

Our business may be adversely affected by our ability to retain key personnel

We depend on the continued performance of our entire executive management team. If we lose the services of any of our key personnel and cannot replace such persons in a timely manner, it could have an adverse effect on our business.

Our business and results of operations could be adversely affected by weather-related factors and seasonality.

Our gaming operations and results of operations may be adversely affected by weather-related and seasonal factors. We have experienced downturns in customer volume during the summer months and increases in volume during winter months, although we do experience lower volume during winter storms. Adverse weather conditions in the Detroit metropolitan area may discourage potential customers from visiting us. We believe we have also experienced downturns in customer volume as a consequence of nearby road repairs and construction, which generally occur in the spring, summer and fall, as well as various sporting or entertainment events simultaneously taking place within the downtown of the city of Detroit.

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

The collective bargaining agreements for the SPFPA and DCC unions are effective until June 12, 2012 and October 16, 2015, respectively. A lengthy strike or work stoppage at our casino or increases in our labor costs resulting from any new agreement could have an adverse effect on our business and results of operations.

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

We renew our insurance policies on an annual basis. If the cost of coverage becomes too high, we may need to reduce our policy limits or agree to certain exclusions from our coverage in order to reduce the premiums to an acceptable amount. Among other factors, homeland security concerns, other catastrophic events, or any change in the current U.S. statutory requirement that insurance carriers offer coverage for certain acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future we may elect to not, or may not be able to, obtain any coverage for losses due to acts of terrorism.

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

As a result of the bankruptcy reorganization, we have, as of the Effective Date, adopted “fresh start accounting” as prescribed in accordance with the Reorganizations topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “ASC”). Accordingly, our assets and liabilities have been adjusted to fair value, and certain assets and liabilities not previously recognized in our financial statements have been recognized under fresh start accounting. Our reported assets and liabilities at June 30, 2010 give effect to the adjustments resulting from the adoption of fresh start accounting. Accordingly, our financial condition and results of operations from and after the Effective Date are not comparable to the financial condition and results of operations reflected in our historical consolidated financial statements.

We are subject to certain potential tax liabilities.

The Company has an estimated income tax contingency of $8.9 million related to certain potential taxes that could be assessed in connection with the enactment of the Plan. In addition, in connection with the emergence from bankruptcy, the Company has uncertainties regarding state tax attributes that could have a material impact on deferred taxes recorded in the consolidated balance sheet. The Company requested a ruling from the Michigan Department of Treasury regarding certain potential tax liabilities under the Michigan Business Tax (principally related to the survival of certain Michigan tax attributes such as net operating loss carryforwards and the tax basis of assets) arising from the June 30, 2010 restructuring transactions. The Company failed to receive a favorable ruling. In response, the Company has asked the Bankruptcy Court to issue a determination as to these matters. A hearing on the Company’s request for a determination was held on March 21, 2011, at which time the Bankruptcy Court requested that the parties submit further briefing. Such briefing was submitted and the Bankruptcy Court has not yet ruled.

The indenture governing the Senior Secured Notes and the credit agreement governing our Revolving Loan impose significant operating and financial restrictions on us and our restricted subsidiaries, which may prevent us from capitalizing on business opportunities.

The indenture governing the Senior Secured Notes and the credit agreement governing our Revolving Loan impose significant operating and financial restrictions on us and our restricted subsidiaries. These restrictions limit our ability, among other things, to:

• pay dividends, redeem stock or make other distributions or restricted payments;

• incur indebtedness or issue preferred shares;

• create liens;

• enter into sale-leaseback transactions;

• agree to dividend or payment restrictions affecting the restricted subsidiaries;

• consolidate or merge;

• sell or otherwise transfer or dispose of substantially all of the properties or assets of Greektown Superholdings and our restricted subsidiaries;

• enter into transactions with our affiliates;

• make certain investments, including in unrestricted subsidiaries;

• change our line of business;

• designate our subsidiaries as unrestricted subsidiaries;

• make payments for consent; and

• use the proceeds of permitted sales of our assets.

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

General economic conditions, industry conditions and other events beyond our control may impact our ability to comply with the above provisions. As a result, we cannot assure you that we will be able to comply with these covenants.

To service our indebtedness, we require a significant amount of cash, our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to make scheduled payments on and to refinance our indebtedness, including the Senior Secured Notes, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic and competitive conditions and to certain financial, competitive, business, legislative, regulatory and other factors that are beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, including the Senior Secured Notes, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own the land on which Greektown Casino (including the Expanded Complex) is located through Greektown LLC, except with respect to a portion of the Expanded Complex known as the St. Mary’s School Building which we lease from Allen Vigneron, Roman Catholic Archbishop of the Archdiocese of Detroit. We also own various parking lots and garages that we own through Greektown LLC, Contract Builders or Realty Equity. We believe that all of our current facilities are in good condition and are suitable and adequate for the purposes for which they are used.

In the past, we have also entered into non-cancelable operating leases, primarily for office and for warehouse space, equipment and vehicles; certain of these leases include escalation clauses relating to the Consumer Price Index, utilities, taxes and other operating expenses. However, the Company did not enter into any of these agreements for the year ended December 31, 2011.

We lease certain portions of our owned facilities to third parties under operating leases, primarily for retail use. Rental income under these leases for the year ended December 31, 2011 was $0.5 million.

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

Holders

As of December 31, 2011, the Company had one, zero, seventeen, three, one, and two holders of record of its Series A-1 Common Stock, Series A-2 Common Stock, Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-1 Preferred Warrants, and Series A-2 Preferred Warrants, respectively.

Dividends

We have never paid a dividend and do not anticipate paying one in the foreseeable future. The Company may not pay any dividends unless such dividends are approved by, and issued in compliance with the regulations and restrictions imposed by the MGCB.

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

Background and Overview

Greektown Superholdings was incorporated under the laws of the State of Delaware on March 17, 2010. Greektown Superholdings was formed to hold, directly and indirectly through Greektown Sub, all outstanding membership interests of Greektown LLC, as of the Effective Date of its emergence from bankruptcy protection. For periods prior to the Effective Date, Greektown LLC is sometimes referred to herein as the “Predecessor.” Through Greektown LLC, we own and operate Greektown Casino which opened in November 2000 within the downtown area of the city of Detroit. In February 2009, Greektown Casino completed its Expanded Complex at a cost of approximately $336.3 million. Greektown Casino is one of only three commercial casinos licensed to operate in state of Michigan and our Expanded Complex offers a full range of gaming, dining and entertainment alternatives, including:

•	approximately 100,000 square-feet of gaming space with 2,700 slot machines and 63 table games, including an approximately 12,500 square-foot salon dedicated to high-limit gaming and the largest live poker room in the Metro Detroit Gaming Market;

•	approximately 2,810 attached and 1,750 unattached parking spaces, including over 600 parking spaces for valet parking services;

•	10,000 square feet of convention space;

•	a 400-room hotel;

•	four restaurants, including a 180-seat “International Buffet”;

•	several food outlets on the gaming floor; and

•	seven bars and three entertainment facilities.

Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and six interstate highways passing through the downtown of the city of Detroit. We estimate that Greektown Casino attracts approximately 17,700 patrons per day on average, and we believe a significant number of these patrons make regular visits to our property. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors. As of December 31, 2011, the Company had approximately 1.2 million people in our database for Club Greektown. We believe the gaming market in the Detroit area, which consists of Detroit Commercial Casinos; together with the commercial casino in Windsor, Ontario (the “Metro Detroit Gaming Market”) is primarily a “drive-to” gaming market, with over 95% of our patrons residing within 100 miles of Greektown Casino.

The following significant factors and trends should be considered in analyzing our operating performance:

Business Strategy: Our business strategy is designed to increase our market share and profitability through strengthening our relationship with current guests, attracting new customers, and improving access to our property.

We renovated substantial portions of the casino in 2011 to improve the quality of the gaming and entertainment experience. In particular, we reconfigured our table games area to drive greater excitement and traffic, and improve operational efficiencies. We also introduced two new casino bars, Asteria and The Fringe, which offer video poker as well as an expansive beverage assortment. Asteria also offers a flexible entertainment space and a quick-service food outlet. Numerous other improvements were made in 2011, including a revamped first floor promotions area, cage, and club booth, all designed to enhance the physical appeal of our property.

In 2012, our focus is on engaging a broader customer base through higher levels of service and a wider range of amenities. To that end, our renovation efforts will continue throughout the year, although with comparatively less impact on the gaming floor than in 2011. Furthermore, we began construction on an 850 space valet parking garage facility in early 2012. The facility is expected to open during the first quarter of 2013, subject to obtaining the required financing and regulatory approvals. This project will increase the convenience with which our guests can access our property, as well as expand the parking capacity in and around our facility.

Our strategy also improves our ability to address the current and future competitive environment, which includes the possibility of new land-based casinos as well as the introduction of Internet gaming.

Economic Downturn: Our business has been and may continue to be adversely affected by the economic downturn recently experienced in the United States, and more particularly in the Detroit metropolitan area, as we are highly dependent on discretionary spending by our patrons. Factors such as increased unemployment, population decline, the housing and credit market crises, perceived or actual decline in disposable consumer income and wealth, the recent global economic recession and changes in consumer confidence in the economy may continue to reduce customer demand for the leisure activities we offer and may continue to adversely affect our business. More specifically, the economic downturn has impacted the automotive industry in the United States as much as, if not more than, other similarly situated sectors of the U.S. economy. As many of the manufacturers of automobiles and automobile parts and components are based in city of Detroit or the Detroit metropolitan area, we believe that our geographic location may be susceptible to continuing volatility in the automotive industry. However, in 2011, the automotive industry, as well as the broader economy, has begun showing signs of improvement.

•	Competition: As we face significant competition principally from two other casinos in the city of Detroit, MGM Detroit and MotorCity, as well as Caesars Windsor, which is located directly across the Detroit River from Detroit. MGM Detroit, MotorCity, and Caesars Windsor may each have greater name recognition and financial, marketing and other resources than we do, and all three casinos completed major renovations/expansion projects in the past several years that have the potential to greatly increase their respective market share of the Metro Detroit Gaming Market. The Metro Detroit Gaming Market experienced an overall gross gaming revenue increase in 2011 of approximately $46.5 million or 3.4%, as compared to 2010.

In addition, we compete with other gaming facilities throughout the state of Michigan and surrounding states as well as nationwide, including casinos located on Native American reservations and other land-based casinos. Twenty one Native American-owned casinos are currently operating in western, central and northern Michigan, the closest of which is 113 miles from Greektown.

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

The Department of Justice (“DOJ”) under the current federal administration had originally expressed the view that the U.S. Wire Act of 1961 applied to all forms of Internet gambling, and therefore all Internet gambling was illegal under the existing law. However, the DOJ has since concluded that the Wire Act of 1961 is limited only to sports betting. The Unlawful Internet Gambling Enforcement Act (“UIGEA”) was passed into law in 2006. The UIGEA attacks the payment mechanisms used to place bets, and pay off winners, through the thousands of offshore online gambling sites currently in operation. The statute makes it illegal for banks, credit card companies or similar institutions to collect on a debt incurred through an online gambling site. However, the UIGEA did not update the federal Wire Act of 1961 to specifically apply to all forms of online gambling. Therefore, during the 111th Congress (2009-2010), several bills pertaining to Internet gambling were introduced. Additionally, in 2011 the Internet Gambling Prohibition, Poker Consumer Protection, and Strengthening UIGEA Act of 2011 (H.R. 2236) bill was introduced. The bill calls for the legalization and federal regulation of online poker. Should online poker or other forms of internet gambling become legal in the United States, it would not only increase the level of competition we face but also increase the number of gaming opportunities.

Business Seasonality: Our gaming operations are affected by the weather. We have experienced downturns in customer volume during the summer months and increases in volume during winter months, although we do experience lower volume during winter storms. These seasonal and adverse weather conditions in the Detroit metropolitan area may discourage potential customers from visiting us. We believe we have also experienced downturns in customer volume as a consequence of nearby road repairs and construction, which generally occur in the spring, summer and fall, as well as during various sporting or entertainment events simultaneously taking place within the downtown area of the city of Detroit.

Key Financial Statement Terms

Revenues

Our gross revenues are derived from casino, food, beverage, hotel, and other revenues. Our largest component of revenues is casino revenues, which represented approximately 89.9%, 90.1%, and 90.3% of our total gross revenues for the year ended December 31, 2011, six months ended December 31, 2010, and the six months ended June 30, 2010, respectively. Gross casino revenues are comprised of revenues from our slot and table games, which are calculated as the difference between the amount wagered and the amount paid to customers.

The club point redemption expenses associated with our “Club Greektown” membership/loyalty program are also reflected as a reduction of gross casino revenues. In accordance with the Revenue Recognition topic of the FASB ASC applicable to instances where consideration is given by a vendor to a customer, we expense the cash value of points earned by Club Greektown members and recognize a related liability for any unredeemed points.

The following table reflects the composition of gross casino revenues for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010 (in thousands).

	Successor		Predecessor
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2011	2010	2010

Gross casino revenue:
Slot machines	$302,912	$144,416	$153,366
Table games	51,048	26,834	27,597
Club point expense	(6,564)	(3,189)	(3,534)
Total gross casino revenue	$347,396	$168,061	$177,429

Relationship to gross casino revenues:
Slot machines	87.2%	85.9%	86.4%
Table games	14.7%	16.0%	15.6%
Club point expense	-1.9%	-1.9%	-2.0%
Total gross casino revenue	100.0%	100.0%	100.0%

Other principal components of our revenues are our food and beverage, and hotel revenue, each of which is affected by customer volume and price. The following table reflects food and beverage, and hotel revenues for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010 (in thousands).

	Successor		Predecessor
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2011	2010	2010
Gross food and beverage and hotel revenue:
Food and beverage	$23,158	$11,164	$11,924
Hotel	11,004	4,675	4,628
Total gross food and beverage, and hotel revenue	$34,162	$15,839	$16,552

Relationship to gross revenues:
Food and beverage	6.0%	6.0%	6.1%
Hotel	2.8%	2.5%	2.4%
Total gross food and beverage, and hotel revenue	8.8%	8.5%	8.5%

Promotional Allowances

Our gross revenues are reduced by promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of food, beverage and other complimentary items furnished to customers without charge.

Direct Operating Expenses

Direct operating expenses are those that directly relate to our gaming, food and beverage, and hotel operations. The following table illustrates the composition of direct operating expenses and their relationships to net revenues for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010 (in thousands).

	Successor		Predecessor
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2011	2010	2010
Direct operating expenses:
Casino	$80,496	$42,890	$44,291
Gaming taxes	74,961	36,065	38,469
Food and beverage	18,530	8,907	7,817
Hotel	9,156	4,380	4,397
Depreciation & Amortization	37,303	20,257	10,488
Total direct operating expenses	$220,446	$112,499	$105,462

Relationship to net revenues:
Casino	24.1%	26.0%	25.6%
Gaming taxes	22.5%	21.9%	22.3%
Food and beverage	5.6%	5.4%	4.5%
Hotel	2.7%	2.7%	2.5%
Depreciation & Amortization	11.2%	12.3%	6.1%
Total direct operating expenses	66.1%	68.3%	61.0%

Casino expenses. Casino expenses consist of employee compensation (labor, taxes, and benefits), surveillance costs, gaming supplies, slot participation, casino promotions (including mailing and other ancillary costs), as well as on-site hosting of our casino customers.

Gaming taxes. Gaming taxes include gaming taxes paid to the state of Michigan, city of Detroit, and municipal service fees paid to the city of Detroit.

Food and beverage. Food and beverage expenses relate to labor, taxes, and benefits, cost of sales, and operating supplies.

Hotel. Hotel expenses consist primarily of employee compensation and related expenses, as well as facilities-related expenses, such as maintenance and utilities.

Depreciation and amortization. Depreciation and amortization expenses consist primarily of the depreciation expense related to our gaming buildings and improvements, our gaming equipment and furnishings, our non-gaming buildings and improvements, and our non-gaming office furniture and equipment.

Indirect Operating Expenses

Indirect operating expenses consist predominantly of general overhead expenses that support our overall business, including marketing, advertising and entertainment, non-hotel facilities expenses, and other general and administrative expenses. The following table illustrates the composition of indirect operating expenses and their relationships to net revenues for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010 (in thousands).

	Successor		Predecessor
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2011	2010	2010
Indirect operating expenses:
Marketing, advertising and entertainment	$8,287	$3,149	$4,146
Facilities	20,215	9,984	9,689
General and administrative	46,072	19,310	21,437
Other	282	120	105
Total indirect operating expenses	$74,856	$32,563	$35,377

Relationship to net revenues:
Marketing, advertising and entertainment	2.5%	1.9%	2.4%
Facilities	6.1%	6.1%	5.6%
General and administrative	13.8%	11.7%	12.4%
Other	0.1%	0.1%	0.1%
Total indirect operating expenses	22.5%	19.8%	20.5%

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

General and administrative. General and administrative expenses include the costs of insurance, property taxes, regulatory fees paid to support the MGCB, board management fees of the successor, bonuses paid under union contracts, leases associated with various parking lots, rent, professional fees, donations, and various employee costs relating to executives, security, compliance, finance, purchasing, human resources and information technology departments.

Other indirect operating expenses. Other indirect operating expenses are primarily costs associated with maintaining the various retail parking spaces and garages, including utilities and maintenance, related to rental income.

Reorganization Expenses

Reorganization expenses consist predominantly of gains from the settlement of liabilities subject to compromise net of fees paid to restructuring professionals, as well as other costs directly associated with the bankruptcy process. The following table illustrates the composition of reorganization expenses and the total net (loss) gain on reorganization items and fresh start accounting adjustments to net revenues for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010 (in thousands).

	Successor		Predecessor
	Year Ended December 31,	Six Month Ended December 31,	Six Months Ended June 30,
	2011	2010	2010
Non-cash reorganization items and fresh start adjustments:
Discharge of liabilities subject to compromise	$687	$2,100	$130,937
Revaluation of assets and liabilities	—	—	190,018
Total non-cash reorganization items and fresh start adjustments	$687	$2,100	$320,955

Reorganization expenses:
Legal professional fees	$(1,376)	$(770)	$(12,336)
Consulting professional fees	(170)	(764)	(6,758)
U.S. Trustee fees and other expenses	(290)	(249)	(509)

Total reorganization expenses	$(1,836)	$(1,783)	$(19,603)

Net (loss) gain on reorganization items and fresh start adjustments	$(1,149)	$317	$301,352

Relationship to net revenues:
Net (loss) gain on reorganization items and fresh start adjustments	-0.3%	0.2%	174.3%

Other Expenses

Other expenses consist primarily of interest on our indebtedness, the amortization of deferred financing costs, and accretion of discounts on our senior notes. The following table illustrates the components of other expense and their relationships to net revenues for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010 (in thousands).

	Successor		Predecessor
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2011	2010	2010
Other expense:
Interest expense	$(50,167)	$(25,425)	$(37,489)
Amortization of finance fees and accretion of discount on senior notes	(6,938)	(3,292)	(2,079)
Other	(23)	(21)	(298)
Total other expense	$(57,128)	$(28,738)	$(39,866)

Relationship to net revenues:
Interest expense	-15.0%	-15.4%	-21.7%
Amortization of finance fees and accretion of discount on senior notes	-2.1%	-2.0%	-1.2%
Other	0.0%	0.0%	-0.2%
Total other expense	-17.1%	-17.4%	-23.1%

Provision for Income Taxes

The provision for income taxes reflects our current and deferred provisions, which are considered income taxes under the Income Taxes topic of the FASB ASC. The following table illustrates the components of the provision for income taxes and their relationships to net revenues for year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010 (in thousands).

	Successor		Predecessor
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2011	2010	2010
Provision for income taxes:
Tax expense – current	$(1,859)	$(1,585)	$(1,248)
Tax expense– deferred	(2,811)	(3,562)	(1,350)

Relationship to net revenues:
Tax expense – current	-0.6%	-1.0%	-0.7%
Tax expense – deferred	-0.8%	-2.2%	-0.8%
Total provision for income taxes	-1.4%	-3.2%	-1.5%

Refer to Note 2— Summary of Significant Accounting Policies to the Consolidated Financial Statements and Note 10 “Income taxes” presented in Item 8 “Financial Statements and Supplementary Data” of this report.

Results of Operations

Periods Ended December 31, 2011 Compared to December 31, 2010

Overview. The year ended December 31, 2011 and December 31, 2010 are not directly comparable, as the Effective Date of the Plan of reorganization occurred on June 30, 2010, and the results presented for the six month period ended June 30, 2010 are of the Predecessor.

Net revenues. Net revenues for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, were approximately $333.4 million, $164.7 million, and $172.9 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, sporting and entertainment events simultaneously taking place within the downtown of the city of Detroit, short-term disruptions related to Casino renovations, and our ability to attract customers within the Detroit Commercial Market. Casino revenue represented 89.9%, 90.1%, and 90.3% of gross revenues for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively. Promotional allowances as a percentage of gross revenue were 13.7%, 11.7%, and 12.0% for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively, resulting from enhanced promotional offers to our patrons in order to gain market share in light of enhanced competitive conditions in the Detroit Commercial Market.

Direct operating expenses. Direct operating expenses as a percentage of net revenue were 66.1%, 68.3%, and 61.0% for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively. The following is a discussion of the principal drivers of trends in direct operating expenses:

•	Casino expenses. Casino expenses as a percentage of net revenue were 24.1%, 26.0%, and 25.6% for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively. The decrease in casino expenses as a percentage of net revenue during the successor period of 2011, as compared to the 2010 periods, primarily relates to decreases in slot participation and progressive expenses, and other casino-related expenses.

•	Gaming taxes. Gaming taxes as a percentage of net revenue were 22.5%, 21.9%, and 22.3% for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively. Gaming taxes as a percentage of gross casino revenue remained consistent at approximately 21.6% during the successor period of 2011, as compared to the periods of 2010.

•	Food and beverage expenses. Food and beverage expenses as a percentage of net revenue were 5.6%, 5.4%, and 4.5% for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively. The increase in food and beverage expenses during the successor period of 2011 and six months ended December 31, 2010, as compared to the six month period ended June 30, 2010 was primarily due to increases in payroll compensation expenses, as union employees received a pay rate increase under the terms of the old collective bargaining agreements in the fourth quarter of 2010.

•	Hotel expenses. Hotel expenses as a percentage of net revenue were 2.7%, 2.7% and 2.5% for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively. The increase in hotel expenses as a percentage of net revenue during the year ended December 31, 2011 and six months ended December 31, 2010, as compared to six months ended June 30, 2010 was primarily due to an increases in payroll compensation expenses, as union employees received a pay rate increase under the terms of the old collective bargaining agreements in the fourth quarter of 2010.

•	Depreciation and amortization expense. Depreciation and amortization expense as a percentage of net revenue was 11.2%, 12.3%, and 6.1% for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively. The increase in depreciation and amortization expenses during the year ended December 31, 2011 and six months ended December 31, 2010, as compared to the six months ended June 30, 2010 was primarily related to the revaluation of property, buildings, and equipment and the recording of certain definite lived intangible assets (rated player relationships), as a result of the Company’s adoption of fresh start accounting upon emergence from bankruptcy on June 30, 2010.

Indirect operating expenses. Indirect operating expenses as a percentage of net revenue were 22.5%, 19.8%, and 20.5% for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively. The following is a discussion of the principal drivers of trends in indirect operating expenses:

•	Marketing, advertising and entertainment. Marketing, advertising and entertainment expenses as a percentage of net revenue were 2.5%, 1.9%, and 2.4% for the ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively. The increase during the year ended December 31, 2011, as compared to six months ended December 31, 2010 and six months ended June 30, 2010 was primarily related to increased customer outreach efforts.

•	Facilities. Facilities expenses as a percentage of net revenue were 6.1%, 6.1%, and 5.6% for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively. The increase in facilities expenses as a percentage of net revenue during the 2011 and 2010 periods, as compared to the 2010 period was primarily related to an increase in payroll expense, as union employees received a pay rate increase under the terms of the old collective bargaining agreements in the fourth quarter of 2010, and an increase in repair and maintenance expense.

•	General and administrative. General and administrative expenses as a percentage of net revenue were 13.8%, 11.7%, and 12.4% for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively. The increase in general and administrative expenses as a percentage of net revenue during year ended December 31, 2011, as compared to the 2010 periods, is primarily related to the Company being awarded a reduction of property taxes for prior periods for approximately $3.4 million during the six months ended December 31, 2010, thus reducing the general and administrative expense for that period. Additionally, the increase is related to expenses resulting from the DCC ratification bonuses, board fees, and professional fees (which include legal fees associated with legal proceedings, the land transaction with Wayne County, compliance and disclosure requirements arising from our status as a public registrant, as well as Michigan gaming laws, and labor agreement negotiations involving the Company and the DCC).

•	Other. Other indirect operating remained relatively consistent during the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010.

Net (loss) gain on Chapter 11 related reorganization items from fresh start adjustments. The decrease in Net gain on Chapter 11 related reorganization items from fresh start accounting adjustments during the year ended December 31, 2011 and six months ended December 31, 2010, as compared to the six months ended June 30, 2010, was primarily related to the $130.9 million discharge of liabilities subject to compromise and a $190.0 million revaluation of assets and liabilities, which were significant one time gains and were recorded within the predecessor period.

Other expenses. Other expenses as a percentage of net revenue were 17.1%, 17.4%, and 23.1% for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively. The following is a discussion of the principal drivers of trends in other expenses:

•	Interest expense. Interest expense as a percentage of net revenue was 15.0%, 15.4%, and 21.7% for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively. Interest expense as a percentage of net revenue decreased during the year ended December 31, 2011 and six months ended December 31, 2010, as compared to the six months ended June 30, 2010. The decrease was primarily due to the Company’s reduction in the debt balance outstanding, in connection with the emergence from bankruptcy on June 30, 2010.

•	Amortization of finance fees and accretion of discount on senior notes. Amortization of finance fees and accretion of discount on senior notes as a percentage of net revenue was 2.1%, 2.0%, and 1.2% for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively. The increase in amortization of finance fees and accretion of discount on senior notes during the year ended December 31, 2011 and six months ended December 31, 2010, as compared to the six months ended June 30, 2010 was primarily related to amortization of financing fees incurred in connection with the issuance of the Exit Financing and the accretion of original issuance discount in relation to the Senior Secured Notes Series A and B, due in 2015.

Provision for income taxes. Provision for income taxes as a percentage of net revenue was -1.4%, -3.2%, and -1.5% for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively. The decrease as a percentage of net revenue in the provision for income taxes during the year ended December 31, 2011, as compared to the six months ended December 31, 2010 and six months ended June 30, 2010, was primarily related to state of Michigan tax reform. The MBT was eliminated, effective January 1, 2012, and deferred taxes related to the MBT were adjusted in the second quarter of 2011.

Other

The DCC union which represents the majority of our employees ratified a four year labor agreement with the Company on October 24, 2011. The Ratified Agreement provides for the following: In the first year of the Ratified Agreement, a first lump sum ratification payment (“Payment”) of $2,500 and $2,000 will be made to full time and part time employees, respectively. The payments were paid in the fourth quarter of 2011. In the third year (after October 17, 2013) of the Ratified Agreement, a second payment of $1,000 and $800 will be made to full time and part time employees, respectively. The payments will be paid in the fourth quarter of 2013. In the fourth year of the Ratified Agreement (after October 17, 2014) full time and part time employees are to receive a 2% increase on their base wage or $0.30 cents per hour, whichever is greater.

Liquidity and Capital Resources

Overview

Our cash requirements are for working capital, obligations under the Development Agreement, gaming taxes, debt service, and the improvement of our facilities.

Cash and cash equivalents were $50.8 million as of December 31, 2011. The Company’s cash position was favorably impacted by the consummation of a land transaction with Wayne County in 2011 (the “Land Exchange”). The Company exchanged a 7.2 acre parcel of the land for a 1.1 acre parcel plus cash consideration. Net cash consideration received by the Company was approximately $10.7 million.

The Company’s only borrowings under the Revolving Loan were for approximately $14.0 million and occurred in the first quarter of 2011. The borrowings were used to fund operating expenses, including the semi-annual interest payment under the Senior Secured Notes of approximately $25.1 million. The borrowings were subsequently repaid with cash generated from operating activities during the first quarter of 2011. At December 31, 2011, the Company had $29.1 million of available borrowings under our Revolving Loan ($30.0 million of commitment less outstanding letters of credit of approximately $0.9 million).

The Company’s capital expenditures for the year ending December 31, 2011 were approximately $15.7 million, including spending related to the completion of numerous renovations, including the Super Pit table games area, The Fringe video poker and sports bar, the new first floor promotions area, cage, and club booth, the new Asteria bar/lounge, casino operations, information technology, new valet parking facility, and other facilities. For the year ending December 31, 2012, capital expenditures are projected to be approximately $44 million, including expenditures on our new valet parking facility, estimated to be approximately $26 million. The amount and nature of our projected 2012 capital expenditures are subject to obtaining the required financing and regulatory approvals.

Subsequent to year end, the Company entered into an agreement to purchase property at a cost of $1.7 million related to the valet parking garage facility.

At December 31, 2011 and 2010 the face amount of the outstanding debt was $385 million, due in 2015. During the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, interest expense was $50.2 million, $25.4 million, and $37.5 million, respectively. Upon emerging from bankruptcy on June 30, 2010, and based on the Plan, a series of restructuring transactions were executed, as such, the Company’s debt structure was amended, refer to Item 1 – “Business.”

Our cash flows for the year ended December 31, 2011, six months ended December 31, 2010, and six months June 30, 2010 consisted of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2011	2010	2010
Cash flows:

Net cash provided by (used in) operating activities	$20,089	$32,326	$(31,190)
Net cash provided by (used in) investing activities	554	(14,412)	(5,568)
Net cash (used in) provided by financing activities	(84)	(1,315)	24,662

Net increase (decrease) in cash and cash equivalents	$20,559	$16,599	$(12,096)

Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities for the year ended December 31, 2011 decreased by approximately $12.2 million, as compared to the six months ended December 31, 2010. The decrease in operating cash flows was primarily due to a $10.0 million payment made in 2011 in relation to the unsecured distribution liability established in connection with emergence from bankruptcy, accrued expenses and other liabilities of $22.9 million (including interest payments made in relation to the Senior Secured Notes), and a state of Michigan gaming tax refund of $5.7 million received in 2010. The decrease was offset by the collection of a property tax refund receivable of $3.5 million, and a note receivable of $2.0 million in 2011.

Net cash provided by (used in) operating activities for the year ended December 31, 2011 increased by approximately $51.3 million, as compared to the six months ended June 30, 2010. The increase in operating cash flows was primarily due to payments made for Chapter 11 reorganization costs of $14.6 million, payments for accrued paid-in-kind (“PIK”) interest of $27.8 million, and a settlement with the city of Detroit for $13.5 million in 2010.

Net cash provided by (used in) investing activities. Net cash provided by (used in) investing activities for the year ended December 31, 2011 increased by approximately $15.0 million, as compared to the six months ended December 31, 2010. The increase in investing activities was primarily due to the change in restricted cash of $5.0 million and proceeds from the disposition of real estate and property of $10.7 million in relation to the Land Exchange, partially offset by capital expenditures of $15.7 million in 2011.

Net cash provided by (used in) investing activities for the year ended December 31, 2011 increased by approximately $6.1 million, as compared to the six months ended June 30, 2010. The increase in investing activities was primarily due to the change in restricted cash of $5.0 million, and proceeds from the disposition of real estate and property of $10.7 million in relation to the Land Exchange, partially offset by capital expenditures of $15.7 million in 2011.

Net cash (used in) provided by financing activities. Net cash (used in) provided by financing activities for the year ended December 31, 2011 decreased by approximately $1.2 million, as compared to the six months ended December 31, 2010. In 2010, the Company paid approximately $1.3 million on notes of $1.0 million, and financing fees paid of $0.3 million. There were no significant financing activities in 2011.

Net cash (used in) provided by financing activities for the year ended December 31, 2011 decreased $24.7 million, as compared to the six months ended June 30, 2010. The decrease was primarily related to the reorganization of the Company’s capital structure on June 30, 2010, which resulted in a decrease of proceeds from borrowings on long-term notes payable of $362.6 million, proceeds from the issuance of stockholders equity of $196.0 million, offset by payments on long term debt of $516 million, payments on notes payable of $0.9 million, and financing fees paid of $16.6 million, which did not occur in the successor period.

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

On the Effective Date, the Company consummated the issuance and sale of the Senior Secured Notes under the Purchase Agreement in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in reliance on Regulation S under the Securities Act.

The Senior Secured Notes were issued pursuant to an indenture, dated as of June 30, 2010 (the “Indenture”), among the Company, the Guarantors, and Wilmington Trust FSB, as trustee.

Maturity: The Senior Secured Notes mature on July 1, 2015, and bear interest at a rate of 13.0% per annum. Interest on the Senior Secured Notes is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2011. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

The Company paid approximately $18.3 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively on January 1, 2011. Additionally, the Company paid approximately $18.2 and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively on July 1, 2011. Furthermore, subsequent to year end the Company paid approximately $18.2 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively; refer to Item 8 – “Financial and Supplementary Data.”

Guarantees: The obligations of the Obligors under the Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority senior secured basis by all of the Company’s current and future domestic subsidiaries, subject to certain exceptions.

Security: The Senior Secured Notes and the related Guarantees are secured by a second-priority lien on (i) substantially all of the properties and assets of the Company and each Guarantor, whether now owned or hereafter acquired, except certain excluded assets and (ii) a pledge of all the capital stock of all the subsidiaries of the Company, subject to certain limitations (in each case subject to certain permitted prior liens and liens securing certain permitted priority lien debt, including borrowings under the Company’s revolving credit facility described below).

Optional Redemption: At any time prior to January 1, 2013, the Company may on any one or more occasions redeem all or a part of the Senior Secured Notes, upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes redeemed, plus a specified premium as of, and accrued and unpaid interest and special interest, if any, to the date of redemption, subject to the rights of holders of Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date. On or after January 1, 2013, the Company may redeem some or all of the Senior Secured Notes at any time at the redemption prices specified in the Indenture plus accrued and unpaid interest and special interest, if any, to the applicable redemption date.

Mandatory Redemption: The Senior Secured Notes are subject to mandatory disposition or redemption following certain determinations by applicable gaming regulatory authorities. The Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year beginning on the date of the Indenture and ending December 31, 2011. No excess cash flow payments were required to be made by the Company for the fiscal year ended December 31, 2011.

If the Company experiences certain change of control events, the Company must offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date. If the Company sells assets or experiences certain events of loss under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the Senior Secured Notes at 100% of their principal amount, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date.

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

Events of Default: The Indenture for the Senior Secured Notes contains events of default, including (i) failure to pay principal, interest, fees or other amounts when due; (ii) breach of any covenants which are not cured within a stated cure period; (iii) default under certain other indebtedness; (iv) becoming subject to certain judgments; (v) failure to keep liens or security interests valid; (vi) certain events of bankruptcy or insolvency; (vii) impairment of any collateral to the loans; (viii) ceasing to own the casino complex; or (ix) loss of gaming or certain other licenses, or the legal authority to conduct gaming activities. A default could result in an acceleration of the amounts outstanding under the Senior Secured Notes.

Revolving Credit Agreement

On the Effective Date, the Company entered into a Credit Agreement with Comerica Bank for the Revolving Loan. On July 6, 2011, the Company and Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the “Credit Agreement”).

General: The Credit Agreement provides for the Revolving Loan, which expires on December 30, 2013. The Revolving Loan is a revolving credit facility in an aggregate principal amount of up to $30 million (including $5 million for the issuance of standby letters of credit). The maximum expiration of individual letters of credit is twelve months after the issuance thereof or, if earlier, the maturity of the Revolving Loan.

Security and Guarantees: The Revolving Loan is secured by a perfected first priority lien and security interest on all the assets of the Company and all its direct and indirect subsidiaries, excluding, among other things, the Company’s gaming license. Additionally, effective July 2011, a requirement for a 45 day annual revolver “clean up period” was added to the Credit Agreement during which the Company will be required to maintain a zero balance under the revolver for a period of 45 consecutive days.

Interest and Fees: Borrowings under the Revolving Loan initially bear interest at an annual rate of LIBOR plus 2.50%, or the higher of Comerica Bank’s prime reference rate and 3.25%. Upon the Trappers Mortgage Release (as defined below), the Revolving Loan will bear interest at an annual rate of LIBOR plus 1.75% (if the Leverage Ratio (as defined below) is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1) or at an annual rate of (a) the higher of (i) Comerica Bank’s prime reference rate and (ii) 2.50% minus (b) 0.50% (if the Leverage Ratio is greater than or equal to 4 to 1) or 1% (if the Leverage Ratio is less than 4 to 1). There is a facility fee of 0.50% per annum on the aggregate revolving credit commitment amount payable quarterly in arrears commencing on July 1, 2010 (in respect of the prior fiscal quarter or portion thereof), and on the first day of each fiscal quarter thereafter. There is also a non-refundable letter of credit fee of 3.50% per annum on the face amount of each letter of credit payable quarterly in advance.

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

Prepayment: The Revolving Loan requires mandatory prepayments in an amount equal to (i) 100% of the net proceeds of the permitted sale of assets (subject to certain exclusions and permitted reinvestments), (ii) 100% of the net proceeds of any recovery from insurance arising from an event of loss (subject to certain exclusions and permitted reinvestments), and (iii) 100% of the net proceeds for the issuance of any debt or equity securities (subject to certain exclusions). Except with respect to certain asset sales, mandatory prepayments do not reduce revolving credit commitments.

Certain Covenants: The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions and materiality thresholds, the ability of the Company and its subsidiaries to sell assets and property, incur additional indebtedness, create liens on assets, make investments, loans, guarantees or advances, make distributions, dividends or payments on account of, or purchase, redeem or otherwise acquire, any of the Company’s capital stock, prepay certain indebtedness, engage in acquisitions, mergers or consolidations, engage in transactions with affiliates, amend agreements governing the Company’s indebtedness, including the Senior Secured Notes, make capital expenditures, enter into negative pledges, change the fiscal year and change the Company’s or any subsidiary’s name, jurisdiction of incorporation, or the location at which any Collateral is stored. The Company has also agreed to complete the Trappers Mortgage Release by June 30, 2012.

In addition, the Credit Agreement contains financial covenants pursuant to which the Company must achieve specified minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels during twelve month periods ending on applicable test dates, and as of each fiscal year end, a Fixed Charge Coverage Ratio of not less than 1.05 to 1 (on a trailing twelve month basis).

“Fixed Charge Coverage Ratio” means EBITDA divided by Fixed Charges.

“Fixed Charges” means for any period, the sum, without duplication, of (i) all cash Interest Expense paid or payable in respect of such period on the Funded Debt of Borrower and its Subsidiaries on a Consolidated basis, plus (ii) all installments of principal or other sums paid or due and payable during such period by Borrower or any of its Consolidated Subsidiaries with respect to Funded Debt (other than the Advances and the original principal payment made with respect to Permitted Refinancing Indebtedness), plus (iii) all Income Taxes paid or payable in cash during such period, plus (iv) all Restricted Payments paid or payable in cash in respect of such period by Borrower (other than dividends on Capital Stock of the Borrower that were accrued and not paid), plus (v) all unfinanced Capital Expenditures of Borrower and its Consolidated Subsidiaries for such period (except certain excluded Capital Expenditures), plus (vi) all capitalized rent and lease expense of Borrower and its Consolidated Subsidiaries for such period, all as determined in accordance with GAAP.

“EBITDA” means Net Income for the applicable period plus, without duplication and only to the extent deducted in determining Net Income, (i) depreciation and amortization expense for such period, (ii) Interest Expense, whether paid or accrued, for such period, (iii) all Income Taxes for such period, (iv) reasonable legal, accounting, consulting, advisory and other out-of-pocket expenses incurred in connection with on-going bankruptcy court proceedings related to the bankruptcy of Greektown Holdings, L.L.C., and (v) for any fiscal quarter ending on or before June 30, 2012, specified non-recurring expenses may be added back to EBITDA.

Event of Default: The Revolving Loan contains certain events of default, including failure to make required payments; breaches of covenants which are not cured within a stated cure period or any representations and warranties in any material adverse respect; defaults under certain other indebtedness; certain judgments against the Company for the payment of money; failure to keep any material provision of any loan document valid, binding and enforceable; a change of control; an event of bankruptcy or insolvency; loss of the Company’s gaming licenses to the extent such loss is reasonably likely to cause a material adverse effect; the Company becomes the subject of certain enforcement actions if such enforcement action has not been dismissed or terminated within 60 days after commencement; or the Company becomes prohibited from conducting gaming activities for a period of greater than thirty consecutive days. A default could result in, among other things, a termination of the revolving credit commitment and acceleration of amounts outstanding under the Revolving Loan.

Trappers Mortgage Release: A small parcel of real property underlying a portion of our casino operations (the “Trappers Parcel”) is encumbered by mortgages which secure indebtedness owed to Greektown LLC and third parties. While the Company believes that these third party liens are discharged pursuant to the terms of the Plan, the liens established by these mortgages were not removed from the title record or insured by the title company prior to the Effective Date. Historical subordination agreements from the third parties holding such mortgages exist whereby such parties have agreed not to exercise remedies until Casino has exercised such remedies under a mortgage in favor of Casino on the same parcel.

Further, the Company and its subsidiaries have agreed to collaterally assign the mortgage in favor of the Company as well as a mortgage under which a pre-bankruptcy affiliate of the Company is the borrower (but as to which the Company is also the beneficiary of a collateral assignment to secure the mortgage in favor of us) to the lenders under the Revolving Loan on a first-priority basis and to the holders of the Senior Secured Notes on a second-priority basis. However, if the subordination agreements and the collateral assignment of the mortgage in favor of the Company and under which the Company’s pre-bankruptcy affiliate is the borrower were determined not to be enforceable, such mortgages could be deemed to have a higher priority than the mortgage on such property that the Company is granting to holders of the notes. In the event that the holders of such mortgages are able to exercise their rights under such mortgages, they would be entitled, among other remedies, to foreclose such liens which could result in the Company’s loss of title to such property. The Company has covenanted to resolve the issue by June 30, 2012.

As of December 31, 2011, the Company had approximately $0.9 million of letters of credit outstanding.

FUTURE CASH FLOWS

Contractual Obligations and Commercial Commitments

As of December 31, 2011, the Company had the following contractual obligations and commercial commitments:

	Payment Due By Period (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Senior Secured Notes (1)	$385,000	$—	$—	$385,000	$—
Interest on Senior Secured Notes (2)	200,200	50,050	100,100	50,050	—
Revolving Loan (3)	—	—	—	—	—
Development Agreement (4)	—	—	—	—	—
Capital Lease Obligations (5)	8,372	336	672	672	6,692
Lump Sum Ratification Payments (6)	3,663	1,221	2,442	—	—
Total	$597,235	$51,607	$103,214	$435,722	$6,692

(1)	With respect to principal amortization, Greektown Superholdings will be required to redeem the Senior Secured Notes in an amount equal to 50% of Consolidated Excess Cash Flow (defined in the definitive documentation as EBITDA less capital expenditures, less cash interest expense, less cash tax expense) for each fiscal year. All such Consolidated Excess Cash Flow redemption payments are to be made at 103% of principal being repaid. We did not include anticipated principal amortization based on Consolidated Excess Cash Flow in this schedule as these amounts are conditioned on Greektown Superholdings achieving future EBITDA figures that are not determinable at this time. Rather, all principal amortization for purposes of this calculation is assumed to take place upon expiration of the Senior Secured Notes five years from the Effective Date.

(2)	For the purposes of this calculation, interest payments were calculated by applying an interest rate of 13%, which is the rate of the Senior Secured Notes.

(3)	For purposes of this calculation, we have assumed that no amounts have been drawn down against the $30 million commitment amount and there is no amortization payments required with respect to the Revolving Loan. We did not include anticipated interest on the Revolving Loan in this schedule as interest payments are based on amounts outstanding under the Revolving Loan which may vary and, therefore, such interest payments are not determinable at this time.

(4)	The Development Agreement requires us to pay the city of Detroit a daily fee in the amount of 1% of adjusted gross receipts, which will increase to 2% of adjusted gross receipts if our adjusted gross receipts exceed $400 million in any calendar year, beginning on the day such receipts are reached and continuing thereafter. We have not included these amounts in the table as the payments are conditioned on future adjusted gross receipts that are not determinable at this time. In addition, if and when the $400 million gross receipt number is satisfied, we will be required to pay a one-time fee of $4 million to the city of Detroit, which we did not include in the table above as we cannot determine whether we will exceed the $400 million in adjusted gross receipts for any particular year.

(5)	We lease a portion of the Expanded Complex known as the St. Mary’s School Building. In accordance with the provisions of the Leases topic of the FASB ASC, we account for this lease as a capital lease. The amounts listed reflect the minimum contractual lease payments under the lease agreement.

(6)	The DCC ratified a four year labor agreement with the Company on October 24, 2011. The Ratified Agreement provides for the following: In the first year of the Ratified Agreement, a first lump sum ratification payment (“Payment”) of $2,500 and $2,000 will be made to full time and part time employees, respectively. The payments were paid in the fourth quarter of 2011. In the third year (after October 17, 2013) of the Ratified Agreement, a second payment of $1,000 and $800 will be made to full time and part time employees, respectively. The payments will be paid in the fourth quarter of 2013.

The Company expects that cash flow from operations together with our unused borrowing capacity under the Revolving Credit Facility will be sufficient to meet our obligations and commitments.

Inflation

We believe that general inflation had no significant impact on our business, results of operations, financial condition or cash flows during the years ended December 31, 2011 and 2010. Absent changes in competitive and economic conditions in Detroit or specific events affecting the hotel and casino industry generally, we do not expect that inflation will have a significant impact on our operations in the future. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general and, therefore, our business, results of operations, financial condition and cash flows.

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

We believe our application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts and circumstances dictate a change. Refer to Note 2— Summary of Significant Accounting Policies to the Consolidated Financial Statements presented in Item 8 of this report.

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

Allowance for Doubtful Casino Accounts Receivable

Our gaming receivables consist predominantly of gaming markers issued to casino patrons on the gaming floor. We maintain strict controls over the issuance of markers and the collection of outstanding markers from patrons who fail to pay within a timely manner. Our methods of collection include the mailing of statements and delinquency notices, personal contacts through independent collection agencies and civil litigation.

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

Impairment or Disposal of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the Property, Plant, and Equipment topic of the FASB ASC. The Property, Plant, and Equipment topic of the FASB ASC requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No events or changes in circumstances indicated that the carrying amount of the assets will not be recoverable. No impairment was recorded during the year ended December 31, 2011.

Goodwill and Intangible Assets

Goodwill represents the excess of reorganization value over fair value of assets acquired and liabilities assumed in fresh start accounting. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter and in certain situations between those annual dates, if interim indicators of impairment arise. For the year ended December 31, 2011, no impairment was recorded, based on the Company’s annual impairment testing procedures.

Goodwill is tested for impairment using a discounted cash flow model based on the estimated future results of the Company, discounted using the market participant-based, weighted-average cost of capital, and market indicators of terminal year capitalization rates.

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually in the fourth quarter, by comparing the estimated fair value of the indefinite-life intangible asset to the carrying values using a discounted cash flow approach. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations.

Inherent in the calculation of the fair value of goodwill and indefinite-lived intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates.

If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record impairment charges in future accounting periods.

The Company’s estimates of cash flows are based on the current regulatory, political, and economic climates; recent operating information; and forecasts of the properties where it conducts operations. These estimates could be negatively impacted by changes in federal, state, or local regulations; economic downturns; or other events affecting various forms of travel and access to the Company’s properties.

Financing Fees

The Company capitalizes certain financing costs in accordance with the Debt topic of the FASB ASC. Accordingly, we begin capitalizing finance costs when activities in relation to the procurement of financing begin, and cease capitalization when all financing activities are substantially complete. Financing fees are amortized using the effective interest rate method.

Stock-Based Compensation Expense

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. The Company did not record stock-based compensation expense for the six months ended June 30, 2010, as there was no stock-based compensation plan in place at that time, but recorded a stock-based compensation expense for the successor year ended December 31, 2011, and six months ended December 31, 2010. The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718.

The weighted-average fair value of the stock-based awards was calculated based on the Black- Scholes option pricing method. The weighted-average fair value was approximately $90 for the successor six months ended December 31, 2011. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Contingencies

We accrue for contingent obligations, including legal costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available. Refer to Note 12 – Commitments and Contingencies of the Consolidated Financial Statements as of December 31, 2011 as presented in Item 8 of this report.

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

Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. We have recorded an estimated income tax contingency related to certain potential taxes that could be assessed in connection with the enactment of the Plan. The Company records potential penalties on uncertain positions. Once the Company has asserted a position, interest is recorded on uncertain tax positions subsequent to the passage of the filing deadline. Included in the tax contingency are accrued penalties and interest.

Recently adopted accounting pronouncements

The following are accounting standards adopted or issued recently that were evaluated for potential impact on the Company.

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Standard is effective for reporting periods beginning after December 15, 2009. The Company adopted ASU No. 2010-06 recently. The adoption of this Topic did not have a material impact on the consolidated financial statements.

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

Pursuant to the guidance in the recently issued AICPA Audit and Accounting Gaming Guide, participation agreements entered into by gaming entities are typically considered to be operating leases. Accordingly, the income statement classification of the fees paid pursuant to these arrangements is required to be an expense rather than contra revenue. As a result for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, the Company reclassified certain amounts paid under slot participation agreements from a reduction in casino revenue to casino expense.

The FASB issued ASU No. 2010-16, Entertainment-Casinos (Topic 924), Accruals for Casino Jackpot Liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard did not have an effect on the Company’s consolidated financial statements.

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

Borrowings under the Revolving Loan bear interest at a variable rate, as discussed in the “Liquidity and Capital Resources” section above. If interest rates were to increase, interest expense with respect to the Revolving Loan borrowings would increase; however, the extent of such increase cannot be determined at this time.

We do no enter into derivative contracts for trading or speculative purposes, but we may enter into derivatives, particularly interest rate swaps, to reduce interest rate exposure arising from our borrowings under the Revolving Loan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members of Greektown Superholdings, Inc.

We have audited the accompanying consolidated balance sheets of Greektown Superholdings, Inc. (Successor) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2011, the six months ended December 31, 2010, and of Greektown Holdings, LLC (Predecessor) for the six months ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greektown Superholdings, Inc. (Successor) as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows the year ended December 31, 2011, the six months ended December 31, 2010 (Successor), and of Greektown Holdings, LLC (Predecessor) for the six months ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Detroit, Michigan

March 30, 2012

Greektown Superholdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$50,754	$30,195
Restricted cash	—	5,000
Certificate of deposit	—	534
Accounts receivable – gaming, less allowance for doubtful accounts of $282 and $1,931 in 2011 and 2010, respectively	734	712
Accounts receivable – other, less allowance for doubtful accounts of $101 and $151 in 2011 and 2010, respectively	1,216	1,824
Note receivable	—	2,000
Property tax refund receivable	—	3,451
Inventories	398	383
Prepaid expenses	5,605	2,106
Prepaid Michigan Gaming Control Board annual fee	8,823	8,754
Prepaid municipal service fees	3,346	3,434
Deposits	1,631	3,793
Total current assets	72,507	62,186

Property, building, and equipment, net	317,085	335,608

Other assets:
Financing fees - net of accumulated amortization of $5,086 and $1,680 in 2011 and 2010, respectively	11,571	14,854
Deposits and other assets	30	30
Casino development rights	117,800	117,800
Trade names	26,300	26,300
Rated player relationships - net of accumulated amortization of $20,700 and $6,900 in 2011 and 2010, respectively	48,300	62,100
Goodwill	110,252	110,252

Total assets	$703,845	$729,130

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2011	2010

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	15,128	12,068
Taxes payable	—	295
Accrued interest	25,063	25,164
Unsecured distribution liability	—	10,000
Accrued expenses and other liabilities	9,631	9,626
Total current liabilities	49,822	57,153

Long-term liabilities:
Other accrued income taxes	8,871	8,887
Senior secured notes - net of discount	367,748	364,218
Obligation under capital lease	2,489	2,510
Deferred income taxes	10,094	7,282
Total long-term liabilities	389,202	382,897

Total liabilities	439,024	440,050

Shareholders’ equity (members’ deficit):
Series A-1 preferred stock at $0.01 par value; 1,688,268 shares authorized, 1,463,535 shares issued and outstanding at December 31, 2011 and 2010	185,396	185,396
Series A-2 preferred stock at $0.01 par value; 645,065 shares authorized, 162,255 shares issued and outstanding at December 31, 2011 and 2010	20,551	20,551
Series A-1 preferred warrants at $0.01 par value; 202,511 shares issued and outstanding at December 31, 2011 and 2010	25,651	25,651
Series A-2 preferred warrants at $0.01 par value; 460,587 shares issued and outstanding at December 31, 2011 and 2010	58,342	58,342
Series A-1 common stock at $0.01 par value; 4,354,935 shares authorized,142,423 and 140,291 shares issued and outstanding at December 31, 2011 and 2010, respectively	1	1
Series A-2 common stock at $0.01 par value; 645,065 shares authorized, no shares issued	—	—
Additional paid-in capital	13,652	13,033
Accumulated deficit	(38,772)	(13,894)
Total shareholders’ equity	264,821	289,080
Total liabilities and shareholders’ equity	$703,845	$729,130

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Sucessor		Predecessor
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2011	2010	2010
Revenues
Casino	$347,396	$168,061	$177,429
Food and beverage	23,158	11,164	11,924
Hotel	11,004	4,675	4,628
Other	4,763	2,593	2,482
Gross revenues	386,321	186,493	196,463
Less promotional allowances	52,949	21,757	23,591
Net revenues	333,372	164,736	172,872

Operating expenses
Casino	80,496	42,890	44,291
Gaming taxes	74,961	36,065	38,469
Food and beverage	18,530	8,907	7,817
Hotel	9,156	4,380	4,397
Marketing, advertising, and entertainment	8,287	3,149	4,146
Facilities	20,215	9,984	9,689
Depreciation and amortization	37,303	20,257	10,488
General and administrative expenses	46,072	19,310	21,437
Other	282	120	105
Operating expenses	295,302	145,062	140,839
Income from operations	38,070	19,674	32,033

Other expenses
Interest expense	(50,167)	(25,425)	(37,489)
Amortization of finance fees and accretion of discount on senior notes	(6,938)	(3,292)	(2,079)
Other expense	(23)	(21)	(298)
Net (loss) gain on Chapter 11 related reorganization items and fresh start adjustments	(1,149)	317	301,352
Total other (expense) income, net	(58,277)	(28,421)	261,486

(Loss) income before income taxes	(20,207)	(8,747)	293,519

Income tax expense – current	(1,859)	(1,585)	(1,248)
Income tax expense – deferred	(2,812)	(3,562)	(1,350)
Net (loss) income	$(24,878)	$(13,894)	$290,921

Loss per share:
Basic	$(295.21)	$(160.38)	N/A
Diluted	$(295.21)	$(160.38)	N/A

Weighted average common shares outstanding	142,423	140,146	N/A
Weighted average common and common equivalent shares outstanding	142,423	140,146	N/A

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Successor									Predecessor
	Greektown Superholdings, Inc.									Greektown Holdings

	Common Stock A-1	Common Stock A-2	Preferred Stock A-1	Preferred Stock A-2	Preferred Warrants A-1	Preferred Warrants A-2	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Contributed Capital	Accumulated Income (Deficit)	Total Members’ Deficit
Balance at January 1, 2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	$47,588	$(338,509)	$(290,921)
Net income										—	290,921	290,921
Elimination of Holdings’ deficit										(47,588)	47,588	—
Issuance of shareholders’ equity	1	—	185,396	20,551	25,651	58,342	12,858	—	302,799	$	$	$
Balance at June 30, 2010	$1	—	$185,396	$20,551	$25,651	$58,342	$12,858	$—	$302,799
Net loss								$(13,894)	$(13,894)
Stock based compensation							175		175
Balance at December 31, 2010	$1	—	$185,396	$20,551	$25,651	$58,342	$13,033	$(13,894)	$289,080
Net (loss)								$(24,878)	$(24,878)
Stock based compensation							$619		619
Balance at December 31, 2011	$1	—	$185,396	$20,551	$25,651	$58,342	$13,652	$(38,772)	$264,821

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Successor		Predecessor
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2011	2010	2010
Operating activities
Net (loss) income	$(24,878)	$(13,894)	$290,921
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,303	20,257	10,488
Amortization of finance fees and accretion of discount on senior notes	6,938	3,292	2,079
Chapter 11 related reorganization items	1,149	(317)	(301,352)
Deferred income taxes	2,812	3,562	1,350
Stock compensation	619	175	—
Changes in current assets and liabilities:
Accounts receivable - gaming	(22)	980	1,684
Accounts receivable - other	608	(528)	460
Note receivables	2,000	—	—
Property tax refund receivable	3,451	(3,451)	—
State of Michigan gaming tax refundable	—	5,743	6,585
Inventories	(15)	30	20
Prepaid expenses	(1,318)	(5,363)	4,748
Accounts payable	3,060	5,593	(6,315)
Accrued PIK interest	—	—	(27,783)
City of Detroit settlement agreement accrual	—	—	(13,547)
Unsecured distribution liability	(10,000)	—	—
Accrued interest	(101)	25,164	—
Accrued expenses and other liabilities	(447)	(3,823)	14,029
Net cash provided by (used in) operating activities before reorganization costs	21,159	37,420	(16,633)
Operating cash flows for reorganization costs	(1,070)	(5,094)	(14,557)
Net cash provided by (used in) operating activities	20,089	32,326	(31,190)

Investing activities
Decrease (increase) in restricted cash	5,000	(5,000)	—
Capital expenditures	(15,661)	(9,410)	(5,566)
Proceeds from disposition of real estate and property	10,681	—	—
Redemption of (investment in) certificate of deposit	534	(2)	(2)
Net cash provided by (used in) investing activities	554	(14,412)	(5,568)

Financing activities
Proceeds from borrowings on long-term notes payable	—	—	362,605
Payments on long-term debt	—	—	(516,328)
Payments on notes payable	—	(983)	(913)
Financing fees paid	(84)	(332)	(16,702)
Proceeds from issuance of stockholders’ equity	—	—	196,000
Net cash (used in) provided by financing activities	(84)	(1,315)	24,662

Net increase (decrease) in cash and cash equivalents	20,559	16,599	(12,096)
Cash and cash equivalents at beginning of period	30,195	13,596	25,692
Cash and cash equivalents at end of period	$50,754	$30,195	$13,596

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$50,574	$196	$13,689
Cash paid during the period for income taxes	$2,288	$760	$475

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

On May 29, 2008, Greektown Holdings, together with its direct and indirect subsidiaries and certain affiliates, filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. As contemplated by a plan of reorganization (the “Plan”) approved by the Bankruptcy Court, Greektown Superholdings, Inc. (“Greektown Superholdings,” and together with its subsidiaries “we,” “our,” “us,” “the Company,” or “Greektown,” unless the context otherwise required) was incorporated under the laws of the State of Delaware on March 17, 2010. The Plan was confirmed on January 22, 2010 and became effective on June 30, 2010 (the” Effective Date”). Since that date Greektown Superholdings and its wholly-owned subsidiary, Greektown Newco Sub, Inc. (the “Greektown Sub”), have held 50% of the outstanding membership interests of Greektown Holdings. Greektown Superholdings is a holding company that has no other operating assets. Through its direct and indirect ownership of Greektown Holdings, Greektown Superholdings owns and operates Greektown Casino. Greektown LLC also holds all the ownership interest in Contract Builders Corporation (“Contract Builders”) and Realty Equity Company, Inc. (“Realty Equity”), each of which owns real estate near Greektown Casino. The assets of Trappers GC Partners, LLC (“Trappers”) were transferred to Greektown Casino and Trappers has been dissolved pursuant to the Plan. Unless otherwise indicated or the context otherwise requires, the following discussion describes the business and operations of Greektown Superholdings after the Effective Date. Greektown Superholdings’ corporate headquarters are located at 555 East Lafayette, Detroit, Michigan 48226.

On the Effective Date, Greektown Superholdings issued $385 million in 13% Senior Secured Notes (the “Senior Secured Notes”) and entered into a $30 million revolving credit facility with Comerica Bank (the “Revolving Loan” and, together with the Senior Secured Notes, the “Exit Financing”). On the Effective Date, the proceeds of the Rights Offering, the proceeds of the direct purchase of Preferred Stock, and the proceeds from the sale of the Senior Secured Notes were used to pay all outstanding borrowings under our DIP financing facility (the “DIP Facility”), to repay the pre-petition secured claims, and to make other payments required upon exit from bankruptcy. The proceeds from the sale of the Senior Secured Notes remaining after the foregoing payments were made, as well as the Revolving Loan, were used to provide ongoing liquidity to conduct our operations.

Note 2. Summary of Significant Accounting Policies

Presentation and Basis of Accounting

The accompanying consolidated financial statements present the financial position of Greektown Supherholdings, Inc. and its wholly owned subsidiaries as the successor entity as of December 31, 2011 and 2010. The accompanying consolidated statements of operations and cash flows are included for the year ended December 31, 2011, and six months ended December 31, 2010, and the predecessor for the six months ended June 30, 2010.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, building, and equipment, valuation allowances for receivables, tax obligations and certain other accrued liabilities. Actual results could differ from those estimates.

Casino Revenues

Greektown Casino recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues from food and beverage and hotel operations are recognized at the time of sale or upon the provision of service.

Promotional Allowances

The retail value of food, beverage, and other complimentary items furnished to customers without charge is included in revenues and then deducted as promotional allowances. The costs of providing such promotional allowances are included in casino expenses as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2011	2010	2010

Food and beverage	$10,094	$5,232	$6,045
Hotel	2,173	1,197	1,489
	$12,267	$6,429	$7,534

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash

The terms of the Litigation Trust required the Company to fund $10.0 million in four equal quarterly installments of $2.5 million commencing on September 30, 2010. The Company has fulfilled its obligation under the Litigation Trust and has transferred an aggregate of $10.0 million to the trustee as of December 31, 2011.

Certificates of Deposit

Certificates of deposit represent cash deposits with original maturities in excess of three months.

Note 2. Summary of Significant Accounting Policies (continued)

Accounts and Notes Receivable and Allowance for Doubtful Accounts

Accounts receivable – gaming consist primarily of gaming markers issued to casino patrons on the gaming floor. A marker is a voucher for a specified amount of dollars negotiable solely within Greektown Casino. Markers are recorded at issued value and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and review of returned gaming markers, past-due balances, and individual collection analysis. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

The note receivable balance represented a balance owed from a patron, which was evidenced by an unsecured promissory note with a principal balance of $2.0 million as of December 31, 2010. The note was due on demand at an interest rate of 6% per annum. The Company had not recognized interest on the note based on its collectability analysis. The Company collected the amounts outstanding under the note receivable during the year ended December 31, 2011.

Inventories

Inventories, consisting of food and beverage items, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. As of December 31, 2011 and 2010, inventories totaled approximately $0.4 million.

Deposits

Deposits consist of a workman’s compensation insurance deposit for the permanent casino construction. Deposits totaled approximately $1.6 million as of December 31, 2011 and approximately $3.8 million as of December 31, 2010.

Property, Building, and Equipment

Property, building, and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred and approximated $1.3 million, $0.5 million and $0.4 million for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively.

The Company adjusted property, building, and equipment to fair market value upon emerging from bankruptcy on June 30, 2010.

Financing Fees

The Company incurred certain financing costs in order to secure financing for its emergence from bankruptcy at June 30, 2010. These costs were capitalized and are being amortized over the term of the respective financing agreements.

Gross financing fees capitalized totaled $16.7 million and $16.5 million as of December 31, 2011 and 2010, respectively. Net capitalized financing fees totaled $11.6 million and $14.9 million as of December 31, 2011 and 2010, respectively. The amortization of these fees were $3.4 million, $1.7 million, and $2.2 million for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively.

Note 2. Summary of Significant Accounting Policies (continued)

Goodwill and Intangible Assets

Goodwill represents the excess of reorganization value over fair value of assets acquired and liabilities assumed in fresh start accounting at June 30, 2010. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter and in certain situations between those annual dates, if interim indicators of impairment arise. Goodwill was not impaired for the year ended December 31, 2011, as determined by Company’s fourth quarter goodwill testing procedures. Goodwill is tested for impairment using a discounted cash flow model based on the estimated future results of the Company, discounted using the market participant-based, weighted-average cost of capital, and market indicators of terminal year capitalization rates (see Note 6).

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually in the fourth quarter, by comparing the estimated fair value of the indefinite-life intangible asset to the carrying values using a discounted cash flow approach. Indefinite-lived intangible assets were not impaired for the year ended December 31, 2011, as determined by Company’s fourth quarter testing procedures. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations and tests for impairment when indicators arise.

Inherent in the calculation of the fair value of goodwill and indefinite-lived intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record impairment charges in future accounting periods. The Company’s estimates of cash flows are based on the current regulatory, political, and economic climates; recent operating information; and forecasts of the properties where it conducts operations. These estimates could be negatively impacted by changes in federal, state, or local regulations; economic downturns; or other events affecting various forms of travel and access to the Company’s properties.

Stock-Based Compensation

Stock-based compensation awards are determined based on the grant date fair value of the award and are expensed ratably over the service period of the award. Total stock-based compensation expense recognized under all share-based arrangements for the year ended December 31, 2011 and six months ended December 31, 2010 was $0.6 million and $0.2 million, respectively. The Company did not record a stock-based compensation expense for the six months ended June 30, 2010, as there was no stock-based compensation plan in place at that time (See Note 13).

Earnings per Share

Basic loss per common share (“EPS”) is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from the calculation of diluted EPS (See Note 14).

Reserve for Club Greektown

Greektown Casino sponsors a players club (“Club Greektown”) for its repeat customers. Members of the club earn points for playing the Company’s electronic video and table games.

Club Greektown members may redeem points for cash, and may also earn special coupons or awards. The Company estimates the cash value of points earned by club members and recognizes a related liability for any unredeemed points. The cash value of points earned, and reflected as a direct reduction in casino revenue totaled $6.6 million, $3.2 million, and $3.5 million for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively.

Note 2. Summary of Significant Accounting Policies (continued)

Advertising Expense

The Company expenses costs associated with advertising and promotion as incurred. Advertising and promotion expenses were approximately $7.5 million, $2.8 million and $3.8 million for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively.

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

The Company recorded income taxes for the Michigan Business Tax (“MBT”), which is considered an income tax under the provisions of the income taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The MBT had a gross receipts tax component and an income tax component for the year ended December 31, 2011, the six months ended December 31, 2010, and the six months ended June 30, 2010. Based on state of Michigan tax reform, the MBT has been eliminated effective January 1, 2012 and deferred taxes related to the MBT were adjusted in 2011. In lieu of the MBT, the state of Michigan has enacted a six percent corporate income tax. The Company did not record a state deferred income tax benefit, as a valuation allowance was recorded at the federal and state level for the entire deferred asset amount. The Company is in a full valuation allowance and has not recorded a benefit on its losses during the period ended December 31, 2011. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income current tax expense.

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the Property, Plant, and Equipment topic of the FASB ASC, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No events or changes in circumstances indicated that the carrying amount of the assets will not be recoverable. No impairment was recorded during the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010 (See Note 5).

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, certificates of deposit, accounts receivable, and accounts payable approximates fair value because of the short-term maturity of these instruments. As of December 31, 2011 and 2010, the gross fair value of the senior secured notes was approximately $399.4 million and $431.2 million, respectively as determined by the Company, using available market information. In addition, the fair value of the capital lease obligation approximates its carrying value, as determined by the Company, using available market information.

Note 2. Summary of Significant Accounting Policies (continued)

Concentrations of Risk

As of December 31, 2011 and 2010 approximately 1,290, and 1,700, respectively, of the Company’s employees were covered by collective bargaining agreements, including a majority of the Company’s hourly staff. In October 2011, the Company entered into a four year agreement with Detroit Casino Council (“DCC”). The DCC union represents the majority of our employees. We consider our relationship with our employees and the labor unions to be good.

During the three months ended December 31, 2011, the Company paid $3.7 million in lump sum payments in lieu of compensation increases in accordance with the Ratification Agreement. At December 31, 2011, the Company had $3.4 million recorded as a prepaid asset for such payments.

During the year ended December 31, 2011 and 2010 approximately 95% of the Company’s patrons came from within a 100-mile radius of the Company’s Detroit, Michigan property.

Reclassification

Certain items in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

Pursuant to the guidance in the recently issued AICPA Audit and Accounting Gaming Guide, participation agreements entered into by gaming entities are typically considered to be operating leases. Accordingly, the statement of operations classification of the fees paid pursuant to these arrangements is required to be an expense rather than contra revenue. As a result, for the six months ended December 31, 2010 and the six months ended June 30, 2010, the Company reclassified $3.7 million and $3.9 million, respectively, paid under slot participation agreements from a reduction in casino revenue to a casino expense.

Recently adopted accounting pronouncements

The following are accounting standards adopted or issued recently that were evaluated for potential impact on the Company.

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Standard is effective for reporting periods beginning after December 15, 2009. The Company recently adopted ASU No. 2010-06. The adoption of this Topic did not have a material impact on the consolidated financial statements.

The FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350) which allows companies the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of its reporting unit is less than its carrying amount. However, if a company concludes otherwise, then it would proceed to the current two-step approach to the annual test. Entities are permitted to apply guidance for annual and interim impairment tests performed before September 15, 2011, provided that financial statements for the most recent annual or interim period have not been issued. The adoption of this standard did not have an effect on the Company’s consolidated financial statements.

The FASB issued ASU No. 2010-16, Entertainment-Casinos (Topic 924), Accruals for Casino Jackpot Liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard did not have an effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, that the implementation of such proposed standards would have on its consolidated financial statements.

Note 3. Emergence from Chapter 11

Fresh Start Consolidated Balance Sheet

In accordance with the Reorganizations topic of the FASB ASC 852, the Company adopted fresh-start reporting upon the Effective Date. The Company was required to apply the provisions of fresh-start reporting to its financial statements because the reorganization value of the assets on the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, and the holders of the existing voting shares of the Predecessor’s common stock immediately before confirmation received less than 50 percent of the voting shares of the emerging entity. Fresh-start reporting is required on the date on which the plan of reorganization is confirmed by the Bankruptcy Court, but should not be applied until all material conditions to the Plan are satisfied. All material conditions to the Plan were satisfied on June 30, 2010, the Effective Date.

Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s enterprise value as set forth in the Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Effective Date. As set forth in the disclosure statement relating to the Plan that was confirmed by the Bankruptcy Court on December 4, 2009, the enterprise value was estimated to be in the range of $626.7 million to $696.2 million, with a mid-point estimate of $662.7 million, based on financial projections. The enterprise value was estimated using various valuation methods, including (i) a calculation of the present value of projected free cash flows and a terminal value, using a range of discount rates (the “Discounted Cash Flow Analysis”); (ii) a comparison of the financial data of the reorganized Debtors with comparable publicly traded gaming companies (the “Comparable Companies Analysis”); and (iii) an analysis of comparable valuations indicated by precedent mergers and acquisitions transactions in the gaming industry (the “Precedent Transactions Analysis”).

The enterprise value using the Discounted Cash Flow Analysis was determined using the Predecessor’s financial projections for the periods through 2013. The four year compounded annual growth rate used in the projections was 2.7%. These financial projections were provided in the Plan disclosure statement and included anticipated changes associated with the Company’s reorganization plans, general market conditions, as well as other pertinent economic factors. The discount rate applied was in the range of 11% which was calculated using a weighted average cost of capital analysis based on comparable statistics of the Company’s peer group. The present value of all cash flows after 2013 were calculated using terminal values which were calculated by applying exit multiples ranging from 7.0x to 8.0x the 2013 financial projections which was then discounted in the range of 11%. Exit multiples ranging from 7.0x to 8.0x were based upon comparable company EBITDA multiples of the Company’s peer group.

Based upon an evaluation of relevant factors used in determining the range of enterprise value, including an assessment of the Company’s expected future cash flow projections, the Company concluded that the midpoint enterprise value estimate of $662.7 million should be used for fresh start reporting purposes, as it most closely approximated fair value.

In accordance with fresh start reporting, at June 30, 2010, the Company’s enterprise value was allocated to existing assets using the measurement guidance provided in accounting guidance related to business combinations. In addition, liabilities, other than deferred taxes, were recorded at the present value of amounts estimated to be paid. Finally, the Predecessor’s accumulated deficit was eliminated and the Company’s new debt and equity were recorded at fair value in accordance with the Plan. Deferred taxes have been determined in accordance with accounting guidance related to income taxes.

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

Note 3. Emergence from Chapter 11 (continued)

Reorganization items and fresh start adjustments

Reorganization items and fresh start adjustments represent amounts incurred as a direct result of the Chapter 11 cases, the consummation of the Plan and the adoption of fresh start accounting, and were comprised of the following for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010 (in thousands):

	Successor		Predecessor
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2010	2010	2010
Non-cash reorganization items and fresh start adjustments:
Discharge of liabilities subject to compromise	$687	$2,100	$130,937
Revaluation of assets and liabilities	—	—	190,018
Total non-cash reorganization items and fresh start adjustments	687	2,100	320,955
Professional fees and expenses:
Legal professional fees	(1,376)	(770)	(12,336)
Consulting professional fees	(170)	(764)	(6,758)
U.S. Trustee fees and other expenses	(290)	(249)	(509)
Total professional fees and expenses	(1,836)	(1,783)	(19,603)
Net (loss) gain on reorganization items and fresh start adjustments	$(1,149)	$317	$301,352

Professional fees include financial advisory, consulting, tax, legal, real estate and valuation services, among other items, that are directly associated with the Chapter 11 reorganization process.

Note 4. Property Tax Refund Receivable

During the successor six months ended December 31, 2010, the Company and the city of Detroit entered into a settlement agreement to reduce the property tax basis and provide a retroactive reduction to the property tax basis resulting in a refund receivable for previously paid property taxes of approximately $3.5 million. The Company received full payment from the city of Detroit in 2011.

Note 5. Property, Building, and Equipment

Property, building, and equipment and related depreciable lives as of December 31, 2011 and 2010 were as follows (in thousands):

	As of December 31,	As of December 31,
	2011	2010	Depreciable Lives

Land	$34,841	$45,400	—
Gaming building and improvements	109,856	104,683	3–35 years
Gaming equipment and furnishings	29,178	24,515	3–5 years
Non-gaming buildings and improvements	143,695	143,453	39 years
Non-gaming office furniture and equipment	26,795	23,952	5–7 years
Construction-in-progress	9,380	6,951	—
	353,745	348,954
Less accumulated depreciation and amortization	(36,660)	(13,346)
Property, building, and equipment, net	$317,085	$335,608

Depreciation expense includes the amortization related to the asset under capital lease obligation. Depreciation expense was $23.5 million, $13.3 million, $10.5 million for the year ended December 31, 2011 six months ended December 31, 2010, and six months ended June 30, 2010, respectively.

Note 6. Goodwill & Intangible Assets

Goodwill represents the excess of the reorganization value of the Company over the fair value of tangible and identified intangible net assets upon emergence from bankruptcy at June 30, 2010 The Company recorded goodwill of $110.3 million upon the application of fresh start reporting.

Other identifiable intangible assets consist of the following (in thousands):

Other Identifiable Intangible assets	Gross Amount	Accumulated Amortization	Net Intangible Asset	Assumed Useful Life

Trade names	$26,300	$—	$26,300	Indefinite
Rated player relationships	69,000	20,700	48,300	5-years
Casino development rights	117,800	—	117,800	Indefinite
Total other identifiable intangible assets	$213,100	$20,700	$192,400

Amortization expense related to the rated player relationships intangible asset for the year ended December 31, 2011 and six months ended December 31, 2010 was approximately $13.8 million and $6.9 million, respectively. Annual amortization expense for the years ended December 31, 2012, 2013 and 2014, is estimated to be approximately $13.8 million for each of the respective years, and approximately $6.9 million for the year ended December 31, 2015.

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

Note 6. Goodwill & Intangible Assets (continued)

Casino development rights were valued based on the Greenfield method, which is a function of the cost to build a new casino operation , taking into consideration the build out period, and projected cash flows attributable to the casino once operational and adjusted to present value using a market participant discount rate.

The Company complies with the provisions of the Intangible Assets – Goodwill and Other topic of the FASB ASC, which provides guidance on how identifiable intangible assets should be accounted for upon acquisition and subsequent to their initial financial statement recognition. This topic requires that identifiable intangible assets with indefinite lives be capitalized and tested for impairment at least annually by comparing the fair values of those assets with their recorded amounts. Accordingly, the Company performs its impairment test in the fourth quarter of each year by comparing the assets’ estimated fair value to the related carrying value as of that date. The assets were not impaired for the year ended December 31, 2011, as determined by Company’s fourth quarter testing procedures.

Note 7. Debt

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

On the Effective Date, the Company consummated the issuance and sale of the Senior Secured Notes under the Purchase Agreement in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in reliance on Regulation S under the Securities Act.

The Senior Secured Notes were issued pursuant to an indenture, dated as of June 30, 2010 (the “Indenture”), among the Company, the Guarantors, and Wilmington Trust FSB, as trustee.

Maturity: The Senior Secured Notes mature on July 1, 2015, and bear interest at a rate of 13.0% per annum. Interest on the New Senior Secured Notes is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2011. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

Guarantees: The obligations of the Obligors under the Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority senior secured basis by all of the Company’s current and future domestic subsidiaries, subject to certain exceptions.

Security: The Senior Secured Notes and the related Guarantees are secured by a second-priority lien on (i) substantially all of the properties and assets of the Company and each Guarantor, whether now owned or hereafter acquired, except certain excluded assets and (ii) a pledge of all the capital stock of all the subsidiaries of the Company, subject to certain limitations (in each case subject to certain permitted prior liens and liens securing certain permitted priority lien debt, including borrowings under the Company’s revolving credit facility described below).

Optional Redemption: At any time prior to January 1, 2013, the Company may on any one or more occasions redeem all or a part of the Senior Secured Notes, upon not less than 30 or more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes redeemed, plus a specified premium as of, and accrued and unpaid interest and special interest, if any, to the date of redemption, subject to the rights of holders of Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date. On or after January 1, 2013, the Company may redeem some or all of the Senior Secured Notes at any time at the redemption prices specified in the Indenture plus accrued and unpaid interest and special interest, if any, to the applicable redemption date.

Mandatory Redemption: The Senior Secured Notes are subject to mandatory disposition or redemption following certain determinations by applicable gaming regulatory authorities.

Note 7. Debt (continued)

The Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year beginning on the date of the Indenture and ending December 31, 2011. No excess cash flow payments were required to be made by the Company or are due as of December 31, 2011.

If the Company experiences certain change of control events, the Company must offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date. If the Company sells assets or experiences certain events of loss under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the Senior Secured Notes at 100% of their principal amount, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date.

Covenants: The Indenture contains covenants limiting the ability of Greektown Superholdings and/or it’s direct and indirect subsidiaries to, among other things, (i) engage in businesses other than the operation of Greektown Casino; (ii) incur or guarantee additional indebtedness; (iii) create liens; (iv) make certain investments; (v) pay dividends on or make payments in respect of capital stock; (vi) consolidate or merge with other companies; (vii) sell certain assets; (viii) enter into transactions with affiliates; (ix) agree to negative pledge clauses and (x) enter into sales and leasebacks. Failure to comply with these covenants could result in a default under the Indenture unless Greektown Superholdings obtains a waiver of, or otherwise mitigates, the default.

Events of Default: The Indenture for the Senior Secured Notes contains events of default, including (i) failure to pay principal, interest, fees or other amounts when due; (ii) breach of any covenants which are not cured within a stated cure period; (iii) default under certain other indebtedness; (iv) becoming subject to certain judgments; (v) failure to keep liens or security interests valid; (vi) certain events of bankruptcy or insolvency; (vii) impairment of any collateral to the loans; (viii) ceasing to own the casino complex; or (ix) loss of gaming or certain other licenses or the legal authority to conduct gaming activities. A default could result in an acceleration of the amounts outstanding under the Senior Secured Notes.

Revolving Credit Agreement

On the Effective Date, the Company entered into a Credit Agreement with Comerica Bank for the Revolving Loan. On July 6, 2011, the Company together with Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the “Credit Agreement”).

General: The Credit Agreement provides for the Revolving Loan, which expires on December 30, 2013. The Revolving Loan is a revolving credit facility in an aggregate principal amount of up to $30 million (including $5 million for the issuance of standby letters of credit). The maximum expiration of individual letters of credit is twelve months after the issuance thereof or, if earlier, the maturity of the Revolving Loan.

Security and Guarantees: The Revolving Loan is secured by a perfected first priority lien and security interest on all the assets of the Company and all its direct and indirect subsidiaries, excluding, among other things, the Company’s gaming license. Additionally, effective July 2011, a requirement for a 45 day annual revolver “clean up period” was added to the Credit Agreement, during which the Company will be required to maintain a zero outstanding balance for 45 consecutive days.

Interest and Fees: Borrowings under the Revolving Loan initially bear interest at an annual rate of LIBOR plus 2.50%, or the higher of Comerica Bank’s prime reference rate and 3.25%. Upon the Trappers Mortgage Release (as defined below), the Revolving Loan will bear interest at an annual rate of LIBOR plus 1.75% (if the Leverage Ratio (as defined below) is less than 4 to 1) or 2.25% (if the Leverage Ratio is greater than or equal to 4 to 1) or at an annual rate of (a) the higher of (i) Comerica Bank’s prime reference rate and (ii) 2.50% minus (b) 0.50% (if the Leverage Ratio is greater than or equal to 4 to 1) or 1% (if the Leverage Ratio is less than 4 to 1). There is a facility fee of 0.50% per annum on the aggregate revolving credit commitment amount payable quarterly in arrears commencing on July 1, 2010 (in respect of the prior fiscal quarter or portion thereof), and on the first day of each fiscal quarter thereafter. There is also a non-refundable letter of credit fee of 3.50% per annum on the face amount of each letter of credit payable quarterly in advance.

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

Prepayment: The Revolving Loan requires mandatory prepayments in an amount equal to (i) 100% of the net proceeds of the permitted sale of assets (subject to certain exclusions and permitted reinvestments), (ii) 100% of the net proceeds of any recovery from insurance arising from an event of loss (subject to certain exclusions and permitted reinvestments), and (iii) 100% of the net proceeds for the issuance of any debt or equity securities (subject to certain exclusions). Except with respect to certain asset sales, mandatory prepayments do not reduce revolving credit commitments.

Note 7. Debt (continued)

Certain Covenants: The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions and materiality thresholds, the ability of the Company and its subsidiaries to sell assets and property, incur additional indebtedness, create liens on assets, make investments, loans, guarantees or advances, make distributions, dividends or payments on account of, or purchase, redeem or otherwise acquire, any of the Company’s capital stock, prepay certain indebtedness, engage in acquisitions, mergers or consolidations, engage in transactions with affiliates, amend agreements governing the Company’s indebtedness, including the New Senior Secured Notes, make capital expenditures, enter into negative pledges, change the fiscal year and change the Company’s or any subsidiaries name, jurisdiction of incorporation, or the location at which any Collateral is stored. The Company has also agreed to complete the Trappers Mortgage Release by June 30, 2012.

In addition, the Credit Agreement contains financial covenants pursuant to which the Company must achieve specified minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels during twelve month periods ending on applicable test dates, and as of each fiscal year end, a Fixed Charge Coverage Ratio of not less than 1.05 to 1 (on a trailing twelve month basis).

“Fixed Charge Coverage Ratio” means EBITDA divided by Fixed Charges.

“Fixed Charges” means for any period, the sum, without duplication, of (i) all cash Interest Expense paid or payable in respect of such period on the Funded Debt of Borrower and its Subsidiaries on a Consolidated basis, plus (ii) all installments of principal or other sums paid or due and payable during such period by Borrower or any of its Consolidated Subsidiaries with respect to Funded Debt (other than the Advances and the original principal payment made with respect to Permitted Refinancing Indebtedness), plus (iii) all Income Taxes paid or payable in cash during such period, plus (iv) all Restricted Payments paid or payable in cash in respect of such period by Borrower (other than dividends on Capital Stock of the Borrower that were accrued and not paid), plus (v) all unfinanced Capital Expenditures of Borrower and its Consolidated Subsidiaries for such period (except certain excluded Capital Expenditures), plus (vi) all capitalized rent and lease expense of Borrower and its Consolidated Subsidiaries for such period, all as determined in accordance with GAAP.

“EBITDA” means Net Income for the applicable period plus, without duplication and only to the extent deducted in determining Net Income, (i) depreciation and amortization expense for such period, (ii) Interest Expense, whether paid or accrued, for such period, (iii) all Income Taxes for such period, (iv) reasonable legal, accounting, consulting, advisory and other out-of-pocket expenses incurred in connection with on-going bankruptcy court proceedings related to the bankruptcy of Greektown Holdings, L.L.C., and (v) for any fiscal quarter ending on or before June 30, 2012, specified non-recurring expenses may be added back to EBITDA.

Event of Default: The Revolving Loan contains certain events of default, including failure to make required payments; breaches of covenants which are not cured within a stated cure period or any representations and warranties in any material adverse respect; defaults under certain other indebtedness; certain judgments against the Company for the payment of money; failure to keep any material provision of any loan document valid, binding and enforceable; a change of control; an event of bankruptcy or insolvency; loss of the Company’s gaming licenses to the extent such loss is reasonably likely to cause a material adverse effect; the Company becomes the subject of certain enforcement actions if such enforcement action has not been dismissed or terminated within 60 days after commencement; or the Company becomes prohibited from conducting gaming activities for a period of greater than thirty consecutive days. A default could result in, among other things, a termination of the revolving credit commitment and acceleration of amounts outstanding under the Revolving Loan.

Trappers Mortgage Release: A small parcel of real property underlying a portion of our casino operations (the “Trappers Parcel”) is encumbered by mortgages which secure indebtedness owed to Greektown LLC and third parties. While the Company believes that these third party liens are discharged pursuant to the terms of the Plan, the liens established by these mortgages were not removed from the title record or insured by the title company prior to the Effective Date. Historical subordination agreements from the third parties holding such mortgages exist whereby such parties have agreed not to exercise remedies until Casino has exercised such remedies under a mortgage in favor of Casino on the same parcel.

Further, the Company and its subsidiaries have agreed to collaterally assign the mortgage in favor of the Company as well as a mortgage under which a pre-bankruptcy affiliate of the Company is the borrower (but as to which the Company is also the beneficiary of a collateral assignment to secure the mortgage in favor of us) to the lenders under the Revolving Loan on a first-priority basis and to the holders of the Senior Secured Notes on a second-priority basis. However, if the subordination agreements and the collateral assignment of the mortgage in favor of the Company and under which the Company’s pre-bankruptcy affiliate is the borrower were determined not to be enforceable, such mortgages could be deemed to have a higher priority than the mortgage on such property that the Company is granting to holders of the notes. In the event that the holders of such mortgages are able to exercise their rights under such mortgages, they would be entitled, among other remedies, to foreclose such liens which could result in the Company’s loss of title to such property. The Company has covenanted to resolve the issue by June 30, 2012.

As of December 31, 2011, the Company had approximately $0.9 million of letters of credit outstanding.

Note 8. Shareholders’ Equity

Common Stock

Greektown Superholdings is authorized to issue 5 million shares of Common Stock, of which 142,423 shares were issued and outstanding as of December 31, 2011 and 7,843 unvested restricted shares have been granted. A total of 4,354,935 shares of Greektown Superholdings’ Common Stock are designated as Series A-1 Common Stock, par value $0.01 per share (the “Series A-1 Common Stock”), and a total of 645,065 shares of Greektown Superholdings’ Common Stock are designated as Series A-2 Common Stock, par value $0.01 per share (the “Series A-2 Common Stock”). Each share of Series A-1 Common Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Common Stock and such shares differ only with respect to voting rights as set forth below.

Preferred Stock

Greektown Superholdings is authorized to issue 2,333,333 shares of Preferred Stock. A total of 1,688,268 shares of Greektown Superholdings’ Preferred Stock are designated as a series known as Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), of which 1,463,535 were issued and outstanding as of December 31, 2011. A total of 645,065 shares of Greektown Superholdings’ Preferred Stock are designated as a series known as Series A-2 Participating Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred Stock”; together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”), of which 162,255 shares were issued and outstanding as of December 31, 2011. A holder’s shares of Series A Preferred Stock are voluntarily convertible at the election of such holder at any time after December 31, 2010 and all shares of Series A Preferred Stock are mandatorily convertible upon the vote or written consent of 66 2/3% of the then outstanding shares of Series A Preferred Stock (with each holder of Series A-1 Preferred Stock and each holder of Series A-2 Preferred Stock entitled to cast one vote with respect to each share of Series A-1 Preferred Stock or Series A-2 Preferred Stock held by such holder) voting together as a single class. Each share of Series A-1 Preferred is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-1 Common Stock as is determined by dividing (A) the sum of $100 per share of Series A Preferred Stock plus an amount equal to the aggregate amount of accrued but unpaid dividends per share of Series A Preferred Stock whether or not declared and subject to certain adjustments (the “Series A Reference Price”) by (B) the Series A Conversion Price (defined below) in effect at the time of conversion, and (ii) the maximum number of shares of Series A-1 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation of Greektown Superholdings and in compliance with the requirements of the MGCB. Each share of Series A-2 Preferred Stock is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-2 Common Stock as is determined by dividing the Series A Reference Price by the Series A Conversion Price in effect at the time of conversion and (ii) the maximum number of shares of Series A-2 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation and in compliance with the requirements of the MGCB. The “Series A Conversion Price” means an amount initially equal to $100 but which is subject to adjustment for stock splits, combinations, certain dividends and distributions and with respect to mergers, reorganizations and similar transactions as set forth in the Certificate of Incorporation. Each share of Series A-1 Preferred Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Preferred Stock and such shares differ only with respect to voting rights as set forth below.

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

Limitations on Exercise. The exercise of each Warrant and the issuance of the Warrant Shares by Greektown Superholdings upon such exercise are subject to Article Twelve of the Certificate of Incorporation which prohibits the issuance of shares of capital stock of Greektown Superholdings in certain circumstances.

Note 9. Leases

The Company leases certain portions of its owned or leased facilities under noncancelable operating leases. Rental income was $0.5 million, $0.3 million, and $0.2 million for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively.

Future minimum rental payments required under non-cancelable leases with initial or remaining lease terms in excess of one year and lease and sublease income as of December 31, 2011 are as follows (in thousands):

	Capital
	Lease	Lease
	Payments	Income

Period ending December 31:
2012	$336	$463
2013	336	463
2014	336	409
2015	336	285
2016	336	223
Thereafter	6,692	1,264
Capital lease payments and lease rental income	$8,372	$3,107
Less amount representing interest	5,883
Obligation under capital lease	$2,489

Certain leases include escalation clauses relating to the consumer price index, utilities, taxes, and other operating expenses. The Company will receive additional rental income in future years based on those factors that cannot be estimated currently.

Note 10. Income Taxes

Income taxes

The Company’s income tax provision consists of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2011	2010	2010
Current	$(1,859)	$(1,585)	$(1,248)
Deferred	(2,812)	(3,562)	(1,350)

Total Income Tax Expense	$(4,671)	$(5,147)	$(2,598)

Included in other accrued income taxes is an estimated income tax contingency of $8.9 million related to certain potential taxes that could be assessed in connection with the enactment of the Plan. The Company records potential penalties on uncertain positions when the Company expects to assert a position. Interest is recorded on uncertain tax positions subsequent to the passage of the filing deadline. Included in the tax contingency is $1.8 million of accrued penalties and interest.

Note 10. Income Taxes (continued)

A reconciliation of the change in our estimated income tax contingency as follows (in thousands):

Total
Balance at January 1, 2010	$—
Additions	8,237
Balance at June 30, 2010	$8,237
Additions	650
Balance at December 31, 2010	$8,887
Decrease related to prior period	(16)
Balance at December 31, 2011	$8,871

The Company files state of Michigan and federal income tax returns, and is no longer subject to state and local income tax examinations by the tax authorities for years before 2007. At December 31, 2011 and 2010, there is approximately $8.9 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

Deferred tax

Deferred income taxes result from temporary differences between the recognition of income and expenses for financial statement and income tax purposes. Temporary differences and net operating loss carryforwards, which give rise to the net deferred tax liability position, as of December 31, 2011 and December 31, 2010 (in thousands), are as follows:

Deferred Tax Asset

	2011	2010
Property, building and equipment	$2,655	$1,004
Intangible assets	5,368	1,886
Net operating loss carryforwards	11,539	5,448
Enactment of MBT	—	1,236
Federal effect of state deferrals	—	1,371
Other	1,307	818

	$20,869	$11,763

Valuation allowance	(20,869)	(8,170)

Net deferred tax assets	$—	$3,593

Deferred Tax Liability

Intangible assets	$(10,094)	$(3,363)
Federal effect of state deferrals	—	(2,357)
MBT gross receipts	—	(5,155)

Total deferred tax liability	(10,094)	(10,875)

Net Deferred Tax Liability	$(10,094)	$(7,282)

The Company has a full valuation allowance at December 31, 2011, as it is not expected that the deferred tax assets will be realized. The net change in valuation allowance during the year ended December 31, 2011 was an increase of $12.7 million. The Company generated a net operating loss carryforward of approximately $32 million which expires in 2031 and 2032.

.

Note 10. Income Taxes (continued)

Tax rate reconciliation - Income (loss) before provisions for income taxes

The Company’s effective tax rate reconciliation for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010 is as follows:

	Successor		Predecessor
	Year Ended December 31,	Six Months Ended December 31,	Six Months Ended June 30,
	2011	2010	2010

U.S. Federal statutory tax rate	35%	35%	—
State taxes	13%	(5)%	7%
Valuation allowance	(71)%	(81)%	(6)%
Tax contingency	—	(8)%	—
Effective Tax Rate	(23)%	(59)%	1%

The predecessor was organized as a partnership and federal income taxes were not applicable.

Note 11. Gaming Taxes and Fees

Under the provisions of the Michigan Gaming Control and Revenue Act (the Act), casino licensees are subject to the following gaming taxes and fees on an ongoing basis:

•	An annual licensing fee;

•	An annual assessment fee payment, together with the Detroit Commercial Casinos, of all MGCB regulatory and enforcement costs. The Company prepaid $10.2 million for its portion of the fiscal 2012 annual assessment in 2011; the fiscal 2011 annual assessment was paid in 2010.

•	A wagering tax, calculated based on adjusted gross gaming receipts, payable daily, of 19%.

•	A municipal services fee payment; an amount equal to the greater of 1.25% of adjusted gross gaming receipts or $4.0 million annually.

These gaming taxes and fees are in addition to the taxes, fees, and assessments customarily paid by business entities conducting business in the state of Michigan and the city of Detroit. The Company recorded $74.9 million, $36.1 million, and $38.5 million for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010, respectively.

The Company is required to pay a daily fee to the city of Detroit in the amount of 1% of adjusted gross receipts, increasing to 2% of adjusted gross receipts if adjusted gross receipts exceed $400 million in any one calendar year. Additionally, if and when adjusted gross receipts exceed $400 million, the Company will be required to pay $4 million to the city of Detroit. The Company’s adjusted gross receipts did not exceed $400 million during the calendar year ended 2011 or 2010.

Note 12. Commitments and Contingencies

The Company is a defendant in various pending litigation. In management’s opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

Under the Revised Development Agreement, should a triggering event, as defined, occur, the Company must sell its assets, business, and operations as a going concern at their fair market value to a developer named by the city of Detroit. The Company noted that for the year ended December 31, 2011, no triggering event has occurred. As part of the bankruptcy reorganization process, the Company engaged Moelis & Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provides for a success fee if certain requirements are met. Moelis asserted on administrative claim for fees and expenses totaling approximately $12.9 million, of which approximately $3 million was paid prior to the effective date of the reorganization. The Company believes such amount substantially exceeds the amount to which Moelis is entitled under its engagement letter. The Company has filed an objection to Moelis’s administrative claim, and scheduling of a hearing on that matter before the United States Bankruptcy Court for the Eastern District of Michigan is pending.

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

Certain of such claims have been withdrawn. There are currently additional claims that may still be asserted. The amounts of such claims are estimated at approximately $0.0 million and $0.6 million, as of year ended December 31, 2011, and 2010, respectively.

Note 13. Stock Based Compensation

Certain members of the Company’s executive team are eligible to receive restricted share units under the terms of the Company’s restricted share unit program. On July 1, 2011 under the terms of the restricted share unit program, the Company’s President and Chief Executive Officer was granted 7,000 restricted share units, of which 2,333 restricted share units vest on each of the first two anniversaries of the grant date and the remaining 2,334 restricted share units vest on June 15, 2014. The units will be settled as shares of Series A-1 Common Stock within 30 days of the final vesting date, subject to acceleration in the event of a change of control, or certain other circumstances. On July 1, 2011, the Company’s Executive Chairman was granted 1,333 restricted share units, of which the total 1,333 restricted share units vested on December 31, 2011. Additionally, on October 1, 2011, the Senior Vice President and Chief Financial Officer was granted 3,000 restricted share units, of which 1,000 restricted share units vest on each of the three anniversaries of the grant date.

All annual retainers to the board of directors will be paid half in cash and half in restricted shares of Series A-1 Common Stock, vesting in quarterly increments over a one year period. Each director may elect annually to receive all or part of the equity portion of the award in cash. Such cash payments will be made when the equity would have vested.

The director compensation program provides that each member of the Company’s Board of Directors is entitled to receive restricted shares of the Company’s Series A-1 Common Stock. In addition to the annual retainer, upon joining the Company’s Board of Directors, the Chairman of the Board became entitled to $275,000 of such stock; the Vice Chairman of the Board became entitled to $150,000 of such stock, and all other directors are entitled to $125,000 of such stock. All such restricted shares will vest in three equal annual installments.

The Company accounts for its stock based compensation in accordance with ASC Topic 718. Stock based compensation expense for the year ended December 31, 2011, and six months ended December 31, 2010 totaled $0.6 million and $0.2 million, respectively.

The weighted-average fair value at the grant date of restricted stock and restricted share units granted during the year ended December 31, 2011 was approximately $90.

Note 13. Stock Based Compensation (continued)

The following table summarizes the Company’s unvested restricted share and restricted share units stock activity.

	Restricted Share Based Units	Restricted Share Units
Unvested at December 31, 2010	8,983	—
Granted	2,864	11,333
Vested	(3,920)	—
Forfeited	(84)	—
Unvested at December 31, 2011	7,843	11,333

	Restricted Share Based Units	Restricted Share Units
Unvested at July 1, 2010	—	—
Granted	9,274	—
Vested	(291)	—
Unvested at December 31, 2010	8,983	—

Note 14. Earnings per Share

EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if certain restrictions lapse on restricted stock awards and preferred stock and warrants are converted to common stock. Anti-dilutive securities are excluded from diluted EPS.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the year ended December 31, 2011 and six months ended December 31, 2010 (in thousands, except per share data):

	Year Ended December 31, 2011	Six Months Ended December 31, 2010

Net loss attributable to common stockholders for basic computation	$(24,878)	$(13,894)
Less: Preferred stock dividends	(12,194)	(6,097)
Less: Preferred stock dividends on shares underlying warrants	(4,973)	(2,486)

Adjusted net loss available to common stockholders	(42,045)	(22,477)

Basic and diluted loss per common share:
Weighted average common shares outstanding	142,423	140,146

Basic and diluted loss per common share	$(295.21)	$(160.38)

Due to the Company’s net loss for the year ended December 31, 2011 and the six months ended December 31, 2010, the dilutive effect of restricted share units, convertible preferred stock, and warrants were not included in the computation of EPS, as their inclusion would have been anti-dilutive.

Note 15. 401(k) Plan

Employees of the Company can participate in a 401(k) Plan. For union employees, the Company makes contributions to the 401(k) Plan based on years of service. The total payments made and expense recognized under the 401 (k) Plan by the Company were $2.1 million, $1.0 million, and $0.9 million for the year ended December 31, 2011, six months ended December 31, 2010, and six months ended June 30, 2010.

Note 16. Fair Value Measurements

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

Level 2: Inputs to the valuation methodology include:

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

Note 17. Michigan Gaming Control Board Covenant

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

Note 17. Michigan Gaming Control Board Covenant (continued)

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

Note 18. Subsequent Events

On January 3, 2012, the Company paid its semi-annual interest payment of $25.0 million on the Senior Secured Notes.

On February 8, 2012, the Company entered into an agreement to purchase property at a cost of $1.7 million. The property will be used in connection with an 850 car valet parking garage facility that the Company is expecting to open within the first quarter of 2013, subject to obtaining the required financing and regulatory approvals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including our President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, our President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer) concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of the Company’s President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer), the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, the Company’s President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer) concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth in our definitive proxy statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 11. Executive Compensation.

The information required by this item is set forth in our definitive proxy statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in our definitive proxy statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our definitive proxy statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is set forth in our definitive proxy statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

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

GREEKTOWN SUPERHOLDINGS, INC.

By:	/s/ Michael Puggi
Name:	Michael Puggi
Title:	President and Chief Executive Officer
Date:	March 30, 2012

Signature	Title	Date

/s/ Michael Puggi	President and Chief Executive Officer	March 30, 2012
Michael Puggi

/s/ Glen Tomaszewski	Senior Vice President and Chief Financial Officer	March 30, 2012
Glen Tomaszewski

/s/ George Boyer	Executive Chairman of the Board and Director	March 30, 2012
George Boyer

/s/ Freman Hendrix	Vice Chairman of the Board and Director	March 30, 2012
Freman Hendrix

/s/ John L. Bitove	Director	March 30, 2012
John L. Bitove

/s/ Michael E. Duggan	Director	March 30, 2012
Mike Duggan

/s/ Benjamin C. Duster IV	Director	March 30, 2012
Benjamin C. Duster IV

/s/ Yvette E. Landau	Director	March 30, 2012
Yvette E. Landau

/s/ Darrell Burks	Director	March 30, 2012
Darrell Burks

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.21	First Amendment, dated as of July 6, 2011 to the Credit Agreement between Greektown Superholdings, Inc. and Comerica Bank.

10.22	Second Amendment, dated as of July 8, 2011 to the Credit Agreement between Greektown Superholdings, Inc. and Comerica Bank.

10.23	Employment Agreement, effective as of June 15, 2011, between Greektown Superholdings, Inc. and Michael Puggi.

10.24	Employment Agreement, dated October 12, 2011, between Greektown Superholdings, Inc. and Glen Tomaszewksi.

2.1	Second Amended Joint Plans of Reorganization filed with the United States Bankruptcy Court for the Eastern District of Michigan on December 7, 2009. (Schedules omitted. The Registrant hereby agrees to provide the omitted schedules to the Plan supplemental to the Securities and Exchange Commission upon request.)*

3.1	Certificate of Incorporation of Greektown Superholdings, Inc.*

3.2	Certificate of Amendment to the Certificate of Incorporation of Greektown Superholdings, Inc.*

3.3	Bylaws of Greektown Superholdings, Inc.*

4.1	Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated December 29, 2009.*

4.2	Form of Series A Preferred Stock Warrant.*

4.3	Indenture, dated June 30, 2010, by and among Greektown Superholdings, Inc., Wilmington Trust FSB and certain subsidiaries of Greektown Superholdings, Inc.**

10.1	Revised Development Agreement, dated August 5, 2002, by and among the City of Detroit, The Economic Development Corporation of the City of Detroit and Greektown Casino, L.L.C.*

10.2	Lease between Adam J. Maida Roman Catholic Archbishop of the Archdiocese of Detroit and Greektown Casino, LLC dated August 28, 2006.*

10.3	Amended Settlement Agreement dated February 22, 2010 among the City of Detroit, Greektown Casino, L.L.C., Greektown Holdings, L.L.C. and the other affiliated debtors and debtors in possession.*

10.4	Collective Bargaining Agreement effective June 13, 2008, by and between Greektown Casino, LLC., dba Greektown Casino, and the International Union, Security, Police, Fire Professionals Of America (IUSPFPA), and its Amalgamated Local #1227.*

10.5	Collective Bargaining Agreement dated October 17, 2007, between Greektown Casino, LLC, and The Detroit Casino Council.*

10.6	Consulting Agreement dated February 12, 2010, by and between Greektown Casino, L.L.C., and WG-Michigan LLC.*

10.7	Indemnification Agreement dated March 31, 2010, by and among Greektown Superholdings, Inc., George Boyer and certain other parties thereto.*

10.8	Indemnification Agreement dated March 31, 2010, by and among Greektown Superholdings, Inc., Cliff J. Vallier and certain other parties thereto.*

10.9	Purchase and Put Agreement, dated November 2, 2009, by and among the Put Parties. ***

10.10	First Amendment to the Purchase and Put Agreement dated January 11, 2010, by and among the Put Parties. ***

10.11	Disclosure Statement filed with the United States Bankruptcy Court for the Eastern District of Michigan on December 7, 2009. ****

10.12	Form of Litigation Trust Agreement, to be entered into by and among the Debtors, the trustee for the Litigation Trust and certain members of the governing board of the Litigation Trust appointed pursuant to the Plan.***

10.13	Form of Litigation Trust 8% Promissory Note.***

10.14	Letter Agreement, dated November 13, 2009, by and among the Put Parties and certain pre-petition lenders.***

10.15	Form of Management Agreement, to be entered into by and between Greektown Superholdings, Inc. and WG-Michigan, LLC. ****

10.16	Greektown Superholdings, Inc. Stock Incentive Plan. *****

10.17	Pledge and Security Agreement, dated June 30, 2010, by and among Greektown Superholdings, Inc., Greektown Newco Sub, Inc., Greektown Holdings, L.L.C., Greektown Casino, L.L.C., Realty Equity Company Inc., Contract Builders Corporation and Comerica Bank.*****

10.18	Pledge and Security Agreement, dated June 30, 2010, by and among Greektown Superholdings, Inc., Greektown Newco Sub, Inc., Greektown Holdings, L.L.C., Greektown Casino, L.L.C., Realty Equity Company Inc., Contract Builders Corporation and Wilmington Trust FSB.*****

10.19	Credit Agreement, dated June 30, 2010, by and between Greektown Superholdings, Inc. and Comerica Bank.**

10.20	Form of Indemnification Agreement, entered into by and between Greektown Superholdings, Inc. and each of the members of the Board of Directors. ******

16.1	KPMG Letter dated March 31, 2010.*

21.1	List of Subsidiaries of Greektown Superholdings, Inc.*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with Form 10

** Previously filed with Form 8-K on July 2, 2010

*** Previously filed with Amendment No. 1 to Form 10

**** Previously filed with Amendment No. 2 to Form 10

***** Previously filed with Form S-4 on September 17, 2010

****** Previously filed with Amendment No. 3 to Form S-4 on December 15, 2010

