Form 10-Q
period 2012-03-31
Greektown Superholdings, Inc.
filed 2012-05-15
CIK 1487685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

As of May 15, 2012, there were 153,387 shares of Series A-1 Common Stock, $0.01 par value, and no shares of Series A-2 Common Stock, $0.01 par value, outstanding.

Part I – FINANCIAL INFORMATION

Greektown Superholdings, Inc.
 Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,061	$50,754
Accounts receivable – gaming, net	703	734
Accounts receivable – other, net	1,560	1,216
Inventories	423	398
Prepaid expenses	7,429	5,605
Prepaid Michigan Gaming Control Board annual fee	6,258	8,823
Prepaid municipal services fees	2,137	3,346
Deposits	1,632	1,631
Total current assets	66,203	72,507

Property, building, and equipment, net	319,145	317,085

Other assets:
Financing fees - net of accumulated amortization	10,720	11,571
Deposits and other assets	30	30
Casino development rights	117,800	117,800
Trade names	26,300	26,300
Rated player relationships - net of accumulated amortization	44,850	48,300
Goodwill	110,252	110,252

Total assets	$695,300	$703,845

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	13,843	15,128
Accrued interest	12,550	25,063
Accrued expenses and other liabilities	13,241	9,631
Total current liabilities	39,634	49,822

Long-term liabilities:
Other accrued income taxes	8,944	8,871
Senior secured notes - net	368,735	367,748
Obligation under capital lease	2,485	2,489
Deferred income taxes	11,776	10,094
Total long-term liabilities	391,940	389,202

Total liabilities	431,574	439,024

Shareholders’ equity:
Series A-1 preferred stock at $0.01 par value; 1,688,268 shares authorized, 1,463,535 shares issued and outstanding at March 31, 2012 and December 31, 2011	185,396	185,396
Series A-2 preferred stock at $0.01 par value; 645,065 shares authorized, 162,255 shares issued and outstanding at March 31, 2012 and December 31, 2011	20,551	20,551
Series A-1 preferred warrants at $0.01 par value; 202,511 shares issued and outstanding at March 31, 2012 and December 31, 2012	25,651	25,651
Series A-2 preferred warrants at $0.01 par value; 460,587 shares issued and outstanding at March 31, 2012 and December 31, 2011	58,342	58,342
Series A-1 common stock at $0.01 par value; 4,354,935 shares authorized, 145,566 and 142,423 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1	1
Series A-2 common stock at $0.01 par value; 645,065 shares authorized, no shares issued	—	—
Additional paid-in capital	13,809	13,652
Accumulated deficit	(40,024)	(38,772)
Total shareholders' equity	263,726	264,821
Total liabilities and shareholders' equity	$695,300	$703,845

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Revenues
Casino	$95,368	$88,303
Food and beverage	6,420	6,133
Hotel	2,950	2,653
Other	1,337	1,300
Gross revenues	106,075	98,389
Less promotional allowances	14,237	12,912
Net revenues	91,838	85,477

Operating expenses
Casino	21,241	20,270
Gaming taxes	20,564	19,076
Food and beverage	4,759	5,615
Hotel	2,617	2,439
Marketing, advertising, and entertainment	1,334	1,721
Facilities	5,269	5,358
Depreciation and amortization	8,632	10,269
General and administrative expenses	12,340	11,674
Other	143	80
Operating expenses	76,899	76,502
Income from operations	14,939	8,975

Other expenses
Interest expense	(12,653)	(12,590)
Amortization of finance fees and accretion of discounts on senior notes	(1,838)	(1,687)
Other income (expense), net	56	(10)
Chapter 11 related reorganization items	—	(1,054)
	(14,435)	(15,341)

Income (loss) before provisions for income taxes	504	(6,366)

Income tax expense – current	(74)	(555)
Income tax expense – deferred	(1,682)	(1,600)
Net loss	$(1,252)	$(8,521)

Loss per share:
Basic	$(38.09)	$(91.04)
Diluted	$(38.09)	$(91.04)

Weighted average common shares outstanding	145,544	140,735
Weighted average common and common equivalent shares outstanding	145,544	140,735

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Cash Flows (unaudited)
 (In thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(1,252)	$(8,521)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,632	10,269
Amortization of finance fees and accretion of discount on senior notes	1,838	1,687
Chapter 11 related reorganization items	—	1,054
Deferred income taxes	1,682	1,600
Stock based compensation	157	96
Changes in current assets and liabilities:
Accounts receivable - gaming	31	(304)
Accounts receivable - other	(344)	468
Inventories	(25)	23
Prepaid expenses	1,949	2,301
Accounts payable	(1,285)	1,632
Accrued interest	(12,513)	(12,539)
Accrued expenses and other liabilities	(269)	2,100
Net cash provided by (used in) operating activities before reorganization costs	(1,399)	(134)
Operating cash flows for reorganization costs	—	(271)
Net cash used in operating activities	(1,399)	(405)

Investing activities
Increase in restricted cash	—	(2,500)
Capital expenditures	(3,294)	(1,603)
Redemption of certificate of deposit	—	534
Net cash used in investing activities	(3,294)	(3,569)

Financing activities
Financing fees paid	—	(72)
Net cash used in financing activities	—	(72)

Net decrease in cash and cash equivalents	(4,693)	(4,046)
Cash and cash equivalents at beginning of period	50,754	30,195
Cash and cash equivalents at end of period	$46,061	$26,149

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$25,101	$25,245
Cash paid during the period for income taxes	$—	$400

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)
 (In thousands)

	Common Stock A-1	Common Stock A-2	Preferred Stock A-1	Preferred Stock A-2	Preferred Warrants A-1	Preferred Warrants A-2	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance at January 1, 2011	$1	$—	$185,396	$20,551	$25,651	$58,342	$13,652	$(38,772)	$264,821
Net loss								$(1,252)	$(1,252)
Stock based compensation							$157		157
Balance at March 31, 2012	$1	$—	$185,396	$20,551	$25,651	$58,342	$13,809	$(40,024)	$263,726

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2012

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

On the Effective Date, Greektown Superholdings issued $385 million in 13% Senior Secured Notes (the “Senior Secured Notes”) and entered into a $30 million revolving credit facility with Comerica Bank (the “Revolving Loan” and, together with the Senior Secured Notes, the “Exit Financing”). On the Effective Date, the proceeds of a rights offering for shares of our Preferred Stock received from certain holders of notes of Greektown Holdings, who had purchased such notes prior to the bankruptcy filing, the proceeds of the direct purchase of Preferred Stock, and the proceeds from the sale of the Senior Secured Notes were used to pay all outstanding borrowings under our DIP financing facility (the “DIP Facility”), to repay the pre-petition secured claims, and to make other payments required upon exit from bankruptcy. The proceeds from the sale of the Senior Secured Notes remaining after the foregoing payments were made, as well as the Revolving Loan, were used to provide ongoing liquidity to conduct our operations.

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2012

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

Certain reclassifications, which have no effect on previously reported net loss have been made to the consolidated statements of operations for the three months ended March 31, 2011 to conform to the 2012 presentation. Pursuant to the guidance in the recently issued AICPA Audit and Accounting Gaming Guide, the Company reclassified certain amounts paid under slot participation agreements from a reduction in casino revenue to casino expense. Slot participation fees were $1.7 million for the three months ended March 31, 2011.

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

Casino Revenues

Greektown Casino recognizes casino revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Revenues from food and beverage and hotel operations are recognized at the time of sale or upon the provision of service.

Promotional Allowances

The retail value of food, beverage, and other complimentary items furnished to customers without charge is included in revenues and then deducted as promotional allowances. The costs of providing such promotional allowances are included in casino expenses as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011

Food and beverage	$2,590	$2,489
Hotel	811	491
	$3,401	$2,980

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2012

Note 2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Goodwill and Intangible Assets

Goodwill represents the excess of reorganization value over fair value of assets acquired and liabilities assumed in fresh start accounting at June 30, 2010. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter and in certain situations between those annual dates, if interim indicators of impairment arise. During the three months ended March 31, 2012, no indicators of impairment arose. Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually in the fourth quarter, by comparing the estimated fair value of the indefinite-lived intangible asset to the carrying values using a discounted cash flow approach. No indicators of impairment arose during the three months ended March 31, 2012. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations and tests for impairment when indicators arise. No impairment indicators arose during the three months ended March 31, 2012.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the short-term maturity of these instruments. As of March 31, 2012 and December 31, 2011, the fair value of the senior secured notes was approximately $422.5 million and $399.4 million, respectively, as determined by the Company, using available market information. Inputs used to calculate the fair value of the senior secured notes have been derived principally from observable market data and therefore, the Company classifies the estimated fair value of the senior secured notes as a level 2 measurement. In addition, the fair value of the capital lease obligation approximates its carrying value, as determined by the Company, using available market information (See Note 10).

Stock-Based Compensation

Stock-based compensation awards are determined based on the grant date fair value of the award and are expensed ratably over the service period of the award. Total stock-based compensation expense recognized under all share-based arrangements for the periods ended March 31, 2012 and 2011 was $0.2 million and $0.1 million, respectively (See Note 8).

Earnings per Share

Basic loss per common share (“EPS”) is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from the calculation of diluted EPS (See Note 9).

Greektown Superholdings, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2012

Note 2. Summary of Significant Accounting Policies (continued)

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

The Company recorded income taxes for the Michigan Business Tax (“MBT”), which is considered an income tax under the provisions of the Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The MBT had a gross receipts tax component and an income tax component for the period ended March 31, 2011. Based on state of Michigan tax reform, the MBT has been eliminated effective January 1, 2012 and deferred taxes related to the MBT were adjusted in the second quarter of 2011. In lieu of the MBT, the state of Michigan has enacted a six percent corporate income tax. The Company did not record a state deferred income tax benefit, as a valuation allowance was recorded at the federal and state level for the entire deferred asset amount. The Company is in a full valuation allowance during the period ended March 31, 2012. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

The Company recognizes interest and penalties related to unrecognized tax benefits within the current income tax expense.

The Company’s net deferred tax assets were approximately $22.0 million, as of March 31, 2012 and a valuation allowance of approximately $22.0 million was recorded. The Company had a deferred tax liability of approximately $11.8 million as of March 31, 2012 and recorded an estimated income tax contingency of $8.9 in relation to certain potential taxes that could be assessed in connection with the enactment of the Plan in other accrued income taxes. For the three months ended March 31, 2012, included within the income tax contingency are approximately $1.7 million and $0.1 million of penalty and interest, respectively. For the year ended December 31, 2011, included within income tax contingency are approximately $1.7 million and $0.2 million of penalty and interest, respectively. The Company believes it is possible that such uncertainties may be resolved within the next twelve months.

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the Property, Plant, and Equipment topic of the FASB ASC, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No events or changes in circumstances indicated that the carrying amount of the assets will not be recoverable based on the Company’s interim assessment for the three months ended March 31, 2012. No impairment was recorded during the periods ended March 31, 2012, and 2011.

Reclassification

Certain items in the 2011 financial statements have been reclassified to conform to the 2012 presentation.

Greektown Superholdings, Inc.
 Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2012

Note 2. Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

The following are accounting standards adopted or issued recently that were evaluated for potential impact on the Company.

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 to amend Fair Value Measurements and Disclosures (Topic 820): A reporting entity shall disclose information that helps users of its financial statements assess both of the following: For assets and liabilities that are measured at fair value on a recurring and nonrecurring basis in the statement of financial position after initial recognition, the valuation techniques and inputs used to develop those measures. For recurring fair value measurements using significant unobservable inputs (Level 3), the effect of the measurements on earnings (or changes in net assets) or other comprehensive income for the period. The Standard is effective for reporting periods beginning after December 15, 2011. The guidance in ASU No. 2011-04 should be applied prospectively. The Company recently adopted ASU No. 2011-04. The adoption of this Topic did not have a material impact on the consolidated financial statements.

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

The enterprise value using the Discounted Cash Flow Analysis was determined using the Predecessor’s financial projections for the periods through 2013.  The four year compounded annual growth rate used in the projections was 2.7%.  These financial projections were provided in the Plan disclosure statement and included anticipated changes associated with the Company’s reorganization plans, general market conditions, as well as other pertinent economic factors.   The discount rate applied was 11% which was calculated using a weighted average cost of capital analysis based on comparable statistics of the Company’s peer group.  The present value of all cash flows after 2013 were calculated using terminal values which were calculated by applying exit multiples ranging from 7.0x to 8.0x the 2013 financial projections which was then discounted 11%.  Exit multiples ranging from 7.0x to 8.0x were based upon comparable company EBITDA multiples of the Company’s peer group.

Greektown Superholdings, Inc.
 Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2012

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

Reorganization Items and Fresh Start Adjustments

Reorganization items represent amounts incurred as a direct result of the Chapter 11 cases and were comprised of the following (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Non-cash reorganization items
Discharge of liabilities subject to compromise	$—	$217
Total non-cash reorganization items	$—	217
Professional fees and expenses
Legal professional fees	—	(1,112)
Consulting professional fees	—	(37)
U.S. Trustee fees and other expenses	—	(122)
Total professional fees and expenses	$—	(1,271)

Net loss on reorganization items	$—	$(1,054)

Professional fees include financial advisory, consulting, tax, legal, real estate and valuation services, among other items, that are directly associated with the Chapter 11 reorganization process.

Greektown Superholdings, Inc.
 Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2012

Note 4. Goodwill & Other Identifiable Intangible Assets

Goodwill represents the excess of the reorganization value of Greektown Superholdings over the fair value of tangible and identified intangible net assets upon emergence from bankruptcy. Greektown recorded goodwill of $110.3 million upon the application of fresh start reporting.

Other identifiable intangible assets consist of the following (in thousands):

Other identifiable intangible assets	Gross Amount	Accumulated Amortization	Net Intangible Asset	Assumed Useful Life

Trade names	$26,300	$—	$26,300	Indefinite
Rated player relationships	69,000	24,150	44,850	5 years
Casino development rights	117,800	—	117,800	Indefinite
Total other identifiable intangible assets	$213,100	$24,150	$188,950

Amortization expense related to the rated player relationships intangible asset for the three months ended March 31, 2012 and 2011 totaled $3.5 million. Annual amortization expense for the years ended December 31, 2012, 2013, and 2014 is estimated to be $13.8 million for each of the respective years, and approximately $6.9 million for the year ended December 31, 2015.

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

Note 5. Debt

Exit Facility

Purchase Agreement; Indenture; Notes

On June 25, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”), by and between the Company and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $280.2 million principal amount of its Series A 13% Senior Secured Notes due 2015 (the Series A Notes) and $104.8 million principal amount of its Series B 13% Senior Secured Notes due 2015 (the “Series B Notes” and, together with the Series A Notes, the “Senior Secured Notes”), which are guaranteed (the “Guarantees”) by substantially all of the Company’s domestic subsidiaries (the Guarantors and, together with the Company’s, the “Obligors”), which subsidiaries executed a joinder to the Purchase Agreement on June 30, 2010.

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
For the Quarterly Period ended March 31, 2012

Note 5. Debt (continued)

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

The Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year beginning on the date of the Indenture and ending December 31, 2012. For the period ended March 31, 2012, the Company does not anticipate to make any excess cash flow payments as of December 31, 2012.

Greektown Superholdings, Inc.
 Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2012

Note 5. Debt (continued)

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

Security and Guarantees: The Revolving Loan is secured by a perfected first priority lien and security interest on all the assets of the Company and all its direct and indirect subsidiaries, excluding, among other things, the Company’s gaming license. Additionally, effective July 2011, a requirement for a 45 day annual revolver “clean up period” was added to the Credit Agreement, during which the Company will be required to maintain a zero balance under the revolver for a period of 45 consecutive days.

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
For the Quarterly Period ended March 31, 2012

Note 5. Debt (continued)

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

In May 2012, the MGCB approved a proposed amendment to the Revolving Loan which would among other things eliminate the June 30, 2012 outside date for the release of the Trapper’s Lien in favor of an undertaking to use commercially reasonable efforts to have the lien released (See Note 13).

In addition, the Credit Agreement contains financial covenants pursuant to which the Company must achieve specified minimum (“EBITDA (as defined below)”) levels during twelve month periods ending on applicable test dates, and as of each fiscal year end, a Fixed Charge Coverage Ratio of not less than 1.05 to 1 (on a trailing twelve month basis).

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
For the Quarterly Period ended March 31, 2012

Note 5. Debt (continued)

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

Further, the Company and its subsidiaries have agreed to collaterally assign the mortgage in favor of the Company as well as a mortgage under which a pre-bankruptcy affiliate of the Company is the borrower (but as to which the Company is also the beneficiary of a collateral assignment to secure the mortgage in favor of us) to the lenders under the Revolving Loan on a first-priority basis and to the holders of the Senior Secured Notes on a second-priority basis. However, if the subordination agreements and the collateral assignment of the mortgage in favor of the Company and under which the Company’s pre-bankruptcy affiliate is the borrower were determined not to be enforceable, such mortgages could be deemed to have a higher priority than the mortgage on such property that the Company is granting to holders of the Senior Secured Notes. In the event that the holders of such mortgages are able to exercise their rights under such mortgages, they would be entitled, among other remedies, to foreclose such liens which could result in the Company’s loss of title to such property. The Company has covenanted to resolve the issue by June 30, 2012.

In May 2012, the MGCB approved a proposed amendment to the Revolving Loan which would among other things eliminate the June 30, 2012 outside date for the release of the Trapper’s Lien in favor of an undertaking to use commercially reasonable efforts to have the lien released (See Note 13).

As of March 31, 2012, the Company had approximately $0.9 million of letters of credit outstanding.

Greektown Superholdings, Inc.
 Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2012

Note 6. Shareholders’ Equity

Common Stock

Greektown Superholdings is authorized to issue 5 million shares of Common Stock, of which 145,566 shares were issued and outstanding as of March 31, 2012 and 7,821 unvested restricted shares have been granted. A total of 4,354,935 shares of Greektown Superholdings’ Common Stock are designated as Series A-1 Common Stock, par value $0.01 per share (the “Series A-1 Common Stock”), and a total of 645,065 shares of Greektown Superholdings’ Common Stock are designated as Series A-2 Common Stock, par value $0.01 per share (the “Series A-2 Common Stock”). Each share of Series A-1 Common Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Common Stock and such shares differ only with respect to voting rights as set forth below.

Preferred Stock

Greektown Superholdings is authorized to issue 2,333,333 shares of Preferred Stock. A total of 1,688,268 shares of Greektown Superholdings’ Preferred Stock are designated as Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), of which 1,463,535 were issued and outstanding as of March 31, 2012. A total of 645,065 shares of Greektown Superholdings’ Preferred Stock are designated as Series A-2 Participating Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred Stock,” and together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”), of which 162,255 shares were issued and outstanding as of March 31, 2012. A holder’s shares of Series A Preferred Stock are voluntarily convertible at the election of such holder and all shares of Series A Preferred Stock are mandatory convertible upon the vote or written consent of 66 2/3% of the then outstanding shares of Series A Preferred Stock voting together as a single class (with each holder of Series A-1 Preferred Stock and each holder of Series A-2 Preferred Stock entitled to cast one vote with respect to each share of Series A-1 Preferred Stock or Series A-2 Preferred Stock held by such holder). Each share of Series A-1 Preferred is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-1 Common Stock as is determined by dividing (A) the sum of $100 per share of Series A Preferred Stock plus an amount equal to the aggregate amount of accrued but unpaid dividends per share of Series A Preferred Stock whether or not declared and subject to certain adjustments (the “Series A Reference Price”) by (B) the Series A Conversion Price (defined below) in effect at the time of conversion, and (ii) the maximum number of shares of Series A-1 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation of Greektown Superholdings and in compliance with the requirements of the MGCB. Each share of Series A-2 Preferred Stock is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-2 Common Stock as is determined by dividing the Series A Reference Price by the Series A Conversion Price in effect at the time of conversion and (ii) the maximum number of shares of Series A-2 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation and in compliance with the requirements of the MGCB. The “Series A Conversion Price” means an amount initially equal to $100 but which is subject to adjustment for stock splits, combinations, certain dividends and distributions and with respect to mergers, reorganizations and similar transactions as set forth in the Certificate of Incorporation. Each share of Series A-1 Preferred Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Preferred Stock and such shares differ only with respect to voting rights, as set forth below.

Greektown Superholdings, Inc.
 Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2012

Note 6. Shareholders’ Equity (continued)

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
For the Quarterly Period ended March 31, 2012

Note 6. Shareholders’ Equity (continued)

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
For the Quarterly Period ended March 31, 2012

Note 6. Shareholders’ Equity (continued)

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

Limitations on Exercise. The exercise of each Warrant and the issuance of the Warrant Shares by Greektown Superholdings upon such exercise are subject to Article Twelve of the Certificate of Incorporation, which prohibits the issuance of shares of capital stock of Greektown Superholdings in certain circumstances.

Note 7. Gaming Taxes and Fees

Under the provisions of the Michigan Gaming Control and Revenue Act (the “Act”), casino licenses are subject to the following gaming taxes and fees on an ongoing basis:

•	An annual licensing fee;

•
Annual payments are due in November, together with the other two casino licensees, of all MGCB regulatory and enforcement costs. The Company prepaid $10.2 million for its portion of the 2012 annual assessment in 2011; the fiscal 2011 annual assessment was paid in 2010.

•	A wagering tax, calculated based on adjusted gross gaming receipts, payable daily, of 19%; and

•	A municipal services fee in an amount equal to the greater of 1.25% of adjusted gross gaming receipts or $4 million annually.

These gaming taxes and fees are in addition to the taxes, fees, and assessments customarily paid by business entities conducting business in the state of Michigan and the city of Detroit. The Company recorded $20.6 million and $19.1 million as gaming tax expense for the three months ended March 31, 2012, and 2011, respectively.

The Company is also required to pay a daily fee to the city of Detroit in the amount of 1% of adjusted gross receipts, increasing to 2% of adjusted gross receipts if adjusted gross receipts exceed $400 million in any one calendar year. Additionally, if and when adjusted gross receipts exceed $400 million, the Company will be required to pay $4 million to the city of Detroit. The Company does not anticipate its adjusted gross receipts to exceed $400 million during the calendar year 2012.

Greektown Superholdings, Inc.
 Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2012

Note 8. Stock Based Compensation

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

The Company accounts for its stock based compensation in accordance with FASB ASC Topic 718 Stock Compensation. Stock based compensation expense for the three months ended March 31, 2012, and 2011 totaled $0.2 million and $0.1 million, respectively.

The following table summarizes the Company’s restricted shares and restricted share units unvested stock activity for the three months ended March 31, 2012, and 2011:

	Restricted Share Based Units	Restricted Share Units
Unvested at December 31, 2011	7,843	11,333
Granted	—	—
Vested	(22)	(1,333)
Unvested at March 31, 2012	7,821	10,000

	Restricted Share Based Units	Restricted Share Units
Unvested at December 31, 2010	8,983	—
Granted	—	—
Vested	(444)	—
Unvested at March 31, 2011	8,539	—

Greektown Superholdings, Inc.
 Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2012

Note 9. Earnings per share

EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if certain restrictions lapse on restricted stock awards and preferred stock and warrants are converted to common stock. Anti-dilutive securities are excluded from diluted EPS.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the three months ended March 31, 2012, and 2011 (in thousands, except per share data):

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011

Net loss attributable to common stockholders for basic computation	$(1,252)	$(8,521)

Less: Preferred stock dividends	(3,048)	(3,048)

Less: Preferred stock dividends on shares underlying warrants	(1,243)	(1,243)

Adjusted net loss available to common stockholders	$(5,543)	$(12,812)

Basic loss per common share:

Weighted average common shares outstanding	145,544	140,735

Basic and diluted loss per common share	$(38.09)	$(91.04)

Due to the Company's net losses for the three months ended March 31, 2012 and 2011, the dilutive effect of restricted share units, convertible preferred stock, and warrants were not included in the computation of EPS, as their inclusion would have been anti-dilutive.

Greektown Superholdings, Inc.
 Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2012

Note 10. Fair Value Measurements

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

The assets and liabilities fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The valuation methodologies for these can be found in Note 2.

Valuation techniques used are designed to maximize the use of observable inputs and minimize the use of unobservable inputs. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

Greektown Superholdings, Inc.
 Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2012

Note 11. Michigan Gaming Control Board Covenant

On June 28, 2010, the MGCB approved Greektown’s new ownership structure, capitalization and management. The MGCB’s approval order (the “Order”) provides that the Company must demonstrate its continuing financial viability for so long as any indebtedness is outstanding under the Revolving Loan and the Senior Secured Notes by complying with a minimum fixed charge coverage ratio maintenance covenant and a limitation on certain restricted payments.

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

Greektown Superholdings, Inc.
 Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2012

Note 11. Michigan Gaming Control Board Covenant (continued)

Subsequent to the period ended March 31, 2012, the MGCB permitted the Company to exclude capital expenditures in relation to the construction of the valet parking facility from the MGCB Fixed Charged Coverage Ratio calculation.

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

Note 12. Commitments and Contingencies

The Company is a defendant in various pending litigation matters. In management’s opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

Under the Revised Development Agreement, should a “triggering event” (as defined therein) occur, the Company must sell its assets, business, and operations as a going concern at their fair market value to a developer named by the city of Detroit. The Company noted that for the year ended December 31, 2011, no triggering event has occurred. As part of the bankruptcy reorganization process, the Company engaged Moelis & Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provides for a success fee if certain requirements are met. Moelis asserted an administrative claim for fees and expenses totaling approximately $12.9 million, of which approximately $3 million was paid prior to the effective date of the reorganization. The Company believes such amount substantially exceeds the amount to which Moelis is entitled under its engagement letter. The Company has filed an objection to Moelis’s administrative claim, and scheduling of a hearing on that matter before the United States Bankruptcy Court for the Eastern District of Michigan is pending.

The Company requested a ruling from the Michigan Department of Treasury regarding certain potential tax liabilities under the MBT arising from the June 30, 2010 restructuring transactions. The Company failed to receive a favorable ruling. Such potential claims include a contingent liability for gross receipts tax under the MBT. Such claims are not recorded as the Company believes there is a more likely than not chance of prevailing in this matter. In response, the Company has asked the Bankruptcy Court to issue a determination as to these matters. A hearing on the Company’s request for a determination was held on March 21, 2011, at which time the Bankruptcy Court requested that the parties submit further briefing. The Bankruptcy Court has not issued a final ruling on this matter.

Certain parties to contracts entered into prior to the commencement of the Debtors' bankruptcy proceedings have asserted claims alleging that the Company assumed those contracts and is responsible for amounts necessary to cure prepetition defaults under such contracts. Certain of such claims have been withdrawn. As of three months ended March 31, 2012 no claims were asserted. The amount of claims estimated at approximately $0.6 million as of the three months ended March 31, 2011.

Greektown Superholdings, Inc.
 Notes to the Consolidated Financial Statements (Unaudited)
For the Quarterly Period ended March 31, 2012

Note 13. Subsequent Events

In May 2012, the MGCB approved a proposed amendment to the Revolving Loan which would: (i) increase the aggregate principal amount available under the facility by $15.0 million to $45.0 million, with $15.0 million available only for the valet parking facility; (ii) provide for repayments of amounts used for the valet parking facility in quarterly installments equal to 1/20th of amount advanced, commencing on the earlier of July 1, 2013 and the first month after the completion date; (iii) exclude capital expenditures relating to the valet parking facility from the Fixed Charge Coverage Ratio Calculation not to exceed $25.7 million; (iv) eliminate the June 30, 2012 outside date for the release of the Trapper’s Lien in favor of an undertaking to use commercially reasonable efforts to have the lien released; (v) reduce the LIBOR interest rate option to 2.25% and the prime rate option to prime less .25% ; (vi) substitute the existing annual commitment fee of .50% with an unused line fee of .75%; and (vii) provide for a closing fee of approximately $0.1 million. The amendment does not modify the term of the facility which expires on December 30, 2013. The Company intends to execute the proposed amendment with Comerica Bank as soon as practicable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and Overview

Greektown Superholdings was incorporated under the laws of the State of Delaware on March 17, 2010. Greektown Superholdings was formed to hold, directly and indirectly through Greektown Sub, all outstanding membership interests of Greektown LLC, as of the effective date of its emergence from bankruptcy protection. Through Greektown LLC, we own and operate Greektown Casino. Greektown Casino opened in November 2000 within the downtown of the city of Detroit. In February 2009, Greektown Casino completed its Expanded Complex at a cost of approximately $336.3 million. Greektown Casino is one of only three commercial casinos licensed to operate in the state of Michigan and our Expanded Complex offers a full range of gaming, dining and entertainment alternatives, including:

•
approximately 100,000 square-feet of gaming space with approximately 2,700 slot machines and 62 table games, including an approximately 12,500 square-foot salon dedicated to high-limit gaming and one of the largest live poker rooms in the Metro Detroit Gaming Market;

•	approximately 2,810 attached and 1,750 unattached parking spaces, including over 600 parking spaces for valet parking services;

•	10,000 square feet of convention space;

•	a 400-room hotel;

•	four restaurants, including a 180-seat “International Buffet”;

•	several food outlets on the gaming floor; and

•	seven bars and three entertainment facilities.

Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and six interstate highways passing through the downtown of the city of Detroit. We estimate that Greektown Casino attracts approximately 17,900 patrons per day on average, and we believe a significant number of these patrons make regular visits to our property. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors. As of March 31, 2012, the Company had approximately 1.5 million people in our database for Club Greektown. We believe the gaming market in the Detroit area, which consists of three commercial casinos in Michigan (the “Detroit Commercial Casinos”), together with the commercial casino in Windsor, Ontario (the “Metro Detroit Gaming Market”), is primarily a “drive-to” gaming market, with over 95% of patrons residing within 100 miles of Greektown Casino.

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

The club point redemption expenses associated with our “Club Greektown” membership/loyalty program are reflected as a reduction of gross casino revenues. In accordance with the Revenue Recognition topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 applicable to instances where consideration is given by a vendor to a customer, we expense the cash value of points earned by Club Greektown members and recognize a related liability for any unredeemed points.

The following table reflects the composition of gross casino revenues for the three months ended March 31, 2012, and 2011 (in thousands).

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Gross casino revenue:
Slot machines	$83,521	$77,192
Table games	13,604	12,786
Club point expense	(1,757)	(1,675)
Total gross casino revenue	$95,368	$88,303

Relationship to gross casino revenues:
Slot machines	87.6%	87.4%
Table games	14.2%	14.5%
Club point expense	-1.8%	-1.9%
Total gross casino revenue	100.0%	100.0%

Other principal components of revenues are our food and beverage, and hotel revenue, each of which is affected by customer volume and price. The following table reflects the composition of food and beverage, and hotel revenue for the three months ended March 31, 2012, and 2011 (in thousands).

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Gross food and beverage and hotel revenue:
Food and beverage	$6,420	$6,133
Hotel	2,950	2,653
Total gross food and beverage and hotel revenue	$9,370	$8,786

Relationship to gross revenues:
Food and beverage	6.1%	6.2%
Hotel	2.8%	2.7%
Total gross food and beverage and hotel revenue	8.9%	8.9%

Promotional Allowances

Our gross revenues are reduced by promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of food, beverage and other complimentary items furnished to customers without charge.

Direct Operating Expenses

Direct operating expenses are those that directly relate to our gaming, food and beverage, and hotel operations. The following table illustrates the composition of direct operating expenses and their relationships to net revenues for the three months ended March 31, 2012, and 2011 (in thousands).

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Direct operating expenses:
Casino	$21,241	$20,270
Gaming taxes	20,564	19,076
Food and beverage	4,759	5,615
Hotel	2,617	2,439
Depreciation & amortization	8,632	10,269
Total direct operating expenses	$57,813	$57,669

Relationship to net revenues:
Casino	23.1%	23.7%
Gaming taxes	22.4%	22.3%
Food and beverage	5.2%	6.6%
Hotel	2.8%	2.9%
Depreciation & amortization	9.4%	12.0%
Total direct operating expenses	62.9%	67.5%

Casino expenses. Casino expenses consist of employee compensation (labor, taxes and benefits), surveillance costs, gaming supplies, slot participation, casino promotions (including mailing and other ancillary costs), as well as on-site hosting of our casino customers.

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

Depreciation and amortization. Depreciation and amortization expenses consist primarily of the depreciation expense related to our gaming buildings and improvements, our gaming equipment and furnishings, our non-gaming buildings and improvements, our non-gaming office furniture and equipment, and amortization related to our rated player relationships intangible asset.

Indirect Operating Expenses

Indirect operating expenses consist predominantly of general overhead expenses that support our overall business, including marketing, advertising and entertainment, non-hotel facilities expenses and other general and administrative expenses. The following table illustrates the composition of indirect operating expenses and their relationships to net revenues for the three months ended March 31, 2012, and 2011 (in thousands).

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Indirect operating expenses:
Marketing, advertising and entertainment	$1,334	$1,721
Facilities	5,269	5,358
General and administrative	12,340	11,674
Other	143	80
Total indirect operating expenses	$19,086	$18,833

Relationship to net revenues:
Marketing, advertising and entertainment	1.5%	2.0%
Facilities	5.7%	6.3%
General and administrative	13.4%	13.7%
Other	0.2%	0.1%
Total indirect operating expenses	20.8%	22.1%

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

General and administrative. General and administrative expenses include the costs of insurance, property taxes, regulatory fees paid to support the MGCB, bonuses paid under union contracts, leases associated with various parking lots, rent, professional fees, donations, and various employee costs relating to executives, security, compliance, finance, purchasing, human resources, and information technology departments.

Other indirect operating expenses. Other indirect operating expenses are primarily costs associated with maintaining the various retail parking spaces and garages, including utilities and maintenance, related to rental income.

Reorganization Expenses

Reorganization expenses consist primarily of gains from the settlement of liabilities subject to compromise net of fees paid to restructuring professionals, as well as other costs directly associated with the bankruptcy process. The following table illustrates the composition of reorganization expenses and the total net loss on reorganization items and fresh start adjustments to net revenues for the three months ended March 31, 2012, and 2011 (in thousands).

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Non-cash reorganization items and fresh start adjustments:
Discharge of liabilities subject to compromise	$—	$217
Total non-cash reorganization items and fresh start adjustments

Reorganization expenses:	$—	$217
Legal professional fees	—	(1,112)
Consulting professional fees	—	(37)
U.S. Trustee fees and other expenses	—	(122)
Total reorganization expenses	$—	(1,271)
Net loss on reorganization items and fresh start adjustments	$—	$(1,054)

Relationship to net revenues:

Net loss on reorganization items and fresh start adjustments	0.0%	-1.2%

Other Expenses

Other expense consists primarily of interest on our indebtedness, the amortization of deferred financing costs, and accretion of discounts on our Senior Secured Notes. The following table illustrates the components of other expense and their relationships to net revenues for the three months ended March 31, 2012, and 2011 (in thousands).

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Other expense:
Interest expense	$(12,653)	$(12,590)
Amortization of finance fees and accretion on senior notes	(1,838)	(1,687)
Other	56	(10)
Total other expenses:	$(14,435)	$(14,287)

Relationship to net revenues:
Interest expense	-13.8%	-14.7%
Amortization of finance fees and accretion on senior notes	-2.0%	-2.0%
Other	0.1%	0.0%
Total other expense:	-15.7%	-16.7%

Provision for Income Taxes

The provision for income taxes reflects our current and deferred provisions, which are considered income taxes under Income Taxes topic of the FASB ASC. The following table illustrates the components of the provision for income taxes and its relationship to net revenues for the three months ended March 31, 2012, and 2011 (in thousands).

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Provision for income taxes:
Tax expense -current	$(74)	$(555)
Tax expense - deferred	(1,682)	(1,600)

Total provision for income taxes	$ (1,756)	$(2,155)

Relationship to net revenues:
Tax expense - current	-0.1%	-0.6%
Tax expense - deferred	-1.8%	-1.9%
Total provision for income taxes	-1.9%	-2.5%

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net revenues. Net revenues for the three months ended March 31, 2012 and the three months ended March 31, 2011 were approximately $91.8 million and $85.5 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, sporting and entertainment events simultaneously taking place within the downtown area of the city of Detroit, short-term disruptions related to Casino renovations, and our ability to attract customers within the Detroit Commercial Market. Casino revenue represented 89.9% and 89.8% of gross revenues for the three months ended March 31, 2012 and March 31, 2011, respectively. Promotional allowances as a percentage of gross revenue were 13.4% and 13.1% for the three months ended March 31, 2012 and March 31, 2011, respectively.

Direct operating expenses. Direct operating expenses increased by $0.1 million, but decreased 4.5% as a percentage of net revenues, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The following is a discussion of the principal drivers of trends in direct operating expenses:

•
Casino expenses. Casino-related expenses increased $1.0 million, but decreased 0.5% as a percentage of net revenues, during the three months ended March 31, 2012 compared to the prior year period. The increase in this category was primarily driven by an increase in promotional expense of $0.5 million, in order to facilitate the increase in casino revenue. Additionally, the increase in casino-related expenses was also due to an increase in state unemployment taxes and employment medical benefits of $0.4 million.

•	Gaming taxes. Gaming taxes increased $1.4 million during the three months ended March 31, 2012 compared to the prior year period, as a result of the increase in casino revenue.

•
Food and beverage expenses. Food and beverage expenses decreased $0.9 million, or 1.3% as a percentage of net revenues, during the three months ended March 31, 2012 compared to the prior year period, primarily as a result of the following: a decrease in cost of goods sold of $0.3 million, a decrease in payroll compensation expense of $0.3 million, a decrease in other food and beverage expense of $0.3 million.

•
Hotel expenses. Hotel expenses increased $0.2 million during the three months ended March 31, 2012 compared to the prior year period. This increase in hotel expenses was primarily driven by an increase in payroll expense of $0.2 million, in order to service the higher occupancy levels experienced in the first quarter of 2012 compared to the prior year period.

•
Depreciation and amortization expense. Depreciation and amortization expenses decreased by $1.6 million, or 2.6% as a percentage of net revenues, during the three months ended March 31, 2012 compared to the prior year period. This decrease was the result of certain short lived depreciable assets becoming fully depreciated during the three months ended March 31, 2012.

Indirect operating expenses. Indirect operating expenses increased by approximately $0.3 million, but decreased 1.2% as a percentage of net revenues, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The following is a discussion of the principal drivers of trends in indirect operating expenses:

•
Marketing, advertising and entertainment. Marketing, advertising, and entertainment expenses decreased by approximately $0.4 million, or 0.6% as a percentage of net revenues, during the three months ended March 31, 2012 compared to the prior year period. This was primarily driven by a reduction in sponsorships, television and radio, and production and artwork expenses.

•
Facilities. Facilities expense decreased by approximately $0.1 million, or 0.5% as a percentage of net revenues, during the three months ended March 31, 2012 compared to the prior year period and remained relatively consistent during the three months ended March 31, 2012, as compared to the prior year period.

•
General and administrative. General and administrative expenses increased by approximately $0.7 million, but decreased 0.2% as a percentage of net revenues, during the three months ended March 31, 2012 compared to the prior year period. The increase primarily related to expenses resulting from the Detroit Casino Council ratification incentives, board fees, and professional fees (which include legal fees associated with legal proceedings, the proxy contest, and disclosure requirements arising from our status as a public registrant, as well as Michigan gaming laws).

•
Other. Other indirect operating expenses increased by approximately $0.1 million, or 0.1% as a percentage of net revenues, during the three months ended March 31, 2012 compared to the prior period and remained relatively consistent during the three months ended March 31, 2012, as compared to the prior period.

Chapter 11 related reorganization items. Chapter 11 related reorganization items decreased by approximately $1.1 million, or 1.2% as a percentage of net revenues during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in Chapter 11 related reorganization items during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily related to a decrease in reorganization items related to the settlement of liabilities and fees directly related to bankruptcy.

Other expense. Other expense increased by approximately $0.1 million, but decreased 1.0% as a percentage of net revenues, during the three months ended March 31, 2012 compared to the prior year period. The following is a discussion of the primary drivers of the trends in other expense.

•	Interest expense. Interest expense remained relatively consistent during the three months ended March 31, 2012 compared to the prior year period.

•
Amortization of finance fees and accretion of discount on senior notes. Amortization of finance fees and accretion of discount on the Senior Secured Notes increased by $0.2 million during the three months ended March 31, 2012 compared to the prior year period.

Provision for income taxes. The provision for income taxes decreased by approximately $0.4 million, or 0.6% as a percentage of net revenues, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease was primarily related to tax reform in the state of Michigan. The MBT was eliminated, effective January 1, 2012, and deferred taxes related to the MBT were adjusted in the second quarter of 2011.

Liquidity and Capital Resources

Overview

Our cash requirements are for working capital, obligations under the Development Agreement, gaming taxes, debt service, and the improvement of our facilities.

Cash and cash equivalents were $46.1 million as of March 31, 2012. The Company’s cash position was favorably impacted by the consummation of a land transaction with Wayne County in July of 2011. The Company exchanged a 7.2 acre parcel of the land for a 1.1 acre parcel plus cash consideration. Net cash consideration received by the Company was approximately $10.7 million.

The Company had $29.1 million of available borrowings under our Revolving Loan ($30.0 million of commitment less outstanding letters of credit of approximately $0.9 million). During the first quarter of 2012, the Company paid semi-annual interest payments of $25.0 million in relation to the 13% Senior Secured Notes using cash generated from operating activities.

For the year ending December 31, 2012, capital expenditures are projected to be approximately $44 million, including expenditures on our new valet parking facility, estimated to be approximately $26 million.

In May 2012, the MGCB approved a proposed amendment to the Revolving Loan which would: (i) increase the aggregate principal amount available under the facility by $15.0 million to $45.0 million, with $15.0 million available only for the valet parking facility; (ii) provide for repayments of amounts used for the valet parking facility in quarterly installments equal to 1/20th of amount advanced, commencing on the earlier of July 1, 2013 and the first month after the completion date; (iii) exclude capital expenditures relating to the valet parking facility from the Fixed Charge Coverage Ratio Calculation not to exceed $25.7 million; (iv) eliminate the June 30, 2012 outside date for the release of the Trapper’s Lien in favor of an undertaking to use commercially reasonable efforts to have the lien released; (v) reduce the interest rate by .25%; (vi) substitute the existing annual commitment fee of .50% with an unused line fee of .75%; and (vii) provide for a closing fee of approximately $0.1 million. The amendment does not modify the term of the facility which expires on December 30, 2013. The Company intends to execute the proposed amendment with Comerica Bank as soon as practicable.

For the three months ended March 31, 2012, and 2011 the face amount of the outstanding debt was $385 million, due in 2015. During the three months ended March 31, 2012, and 2011 interest expense was $12.7 million and $12.6 million, respectively.

Cash Flows

Our cash flows for the three months ended March 31, 2012, and 2011 consisted of the following (in thousands).

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Cash flows:
Net cash used in operating activities	$(1,399)	$(405)
Net cash used in investing activities	(3,294)	(3,569)
Net cash used in financing activities	—	(72)
Net decrease in cash and cash equivalents	$(4,693)	$(4,046)

Net cash used in operating activities. Net cash used in operating activities decreased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The decrease in operating cash flows was primarily due to the decrease in accounts payable and chapter 11 related reorganization items.

Net cash used in investing activities. Net cash used in investing activities increased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase was primarily related to an increase in capital expenditures, including spending on the new valet garage.

Net cash used in financing activities. Net cash used in financing activities decreased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The decrease was primarily related to the absence of any finance fees.

Purchase Agreement; Indenture; Notes

On June 25, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”), by and between the Company and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $280.2 million principal amount of its Series A 13% Senior Secured Notes due 2015 (the Series A Notes) and $104.8 million principal amount of its Series B 13% Senior Secured Notes due 2015 (the Series B Notes and, together with the Series A Notes, the “Senior Secured Notes”), which are guaranteed (the “Guarantees”) by substantially all of the Company’s domestic subsidiaries (the Guarantors and, together with the Company’s, the “Obligors”), which subsidiaries executed a joinder to the Purchase Agreement on June 30, 2010.

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

Mandatory Redemption: The Senior Secured Notes are subject to mandatory disposition or redemption following certain determinations by applicable gaming regulatory authorities. The Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year beginning on the date of the Indenture and ending December 31, 2011. For the period ended March 31, 2012, the Company does not anticipate to make any excess cash flow payments as of December 31, 2012.

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

Covenants : The Indenture contains covenants limiting the ability of Greektown Superholdings and/or its direct and indirect subsidiaries to, among other things, (i) engage in businesses other than the operation of Greektown Casino; (ii) incur or guarantee additional indebtedness; (iii) create liens; (iv) make certain investments; (v) pay dividends on or make payments in respect of capital stock; (vi) consolidate or merge with other companies; (vii) sell certain assets; (viii) enter into transactions with affiliates; (ix) agree to negative pledge clauses and (x) enter into sales and leasebacks. Failure to comply with these covenants could result in a default under the Indenture unless Greektown Superholdings obtains a waiver of, or otherwise mitigates, the default.

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

In May 2012, the MGCB approved a proposed amendment to the Revolving Loan which would among other things eliminate the June 30, 2012 outside date for the release of the Trapper’s Lien in favor of an undertaking to use commercially reasonable efforts to have the lien released (See Note 13).

In addition, the Credit Agreement contains financial covenants pursuant to which the Company must achieve specified minimum EBITDA (as defined below) levels during twelve month periods ending on applicable test dates, and as of each fiscal year end, a Fixed Charge Coverage Ratio of not less than 1.05 to 1 (on a trailing twelve month basis).

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

Further, the Company and its subsidiaries have agreed to collaterally assign the mortgage in favor of the Company as well as a mortgage under which a pre-bankruptcy affiliate of the Company is the borrower (but as to which the Company is also the beneficiary of a collateral assignment to secure the mortgage in favor of us) to the lenders under the Revolving Loan on a first-priority basis and to the holders of the Senior Secured Notes on a second-priority basis. However, if the subordination agreements and the collateral assignment of the mortgage in favor of the Company and under which the Company’s pre-bankruptcy affiliate is the borrower were determined not to be enforceable, such mortgages could be deemed to have a higher priority than the mortgage on such property that the Company is granting to holders of the Senior Secured Notes. In the event that the holders of such mortgages are able to exercise their rights under such mortgages, they would be entitled, among other remedies, to foreclose such liens which could result in the Company’s loss of title to such property. The Company has covenanted to resolve the issue by June 30, 2012.

In May  2012, the MGCB approved a proposed amendment to the Revolving Loan which would among other things eliminate the June 30, 2012 outside date for the release of the Trapper’s Lien in favor of an undertaking to use commercially reasonable efforts to have the lien released (See Note 13).

       As of March 31, 2012, the Company had approximately $0.9 million of letters of credit outstanding.

On June 28, 2010, the MGCB approved, and the Company and Comerica executed, Greektown’s new ownership structure, capitalization and management. The MGCB’s approval order provides that the Company must demonstrate its continuing financial viability for so long as any indebtedness is outstanding under the Revolving Loan and the Senior Secured Notes by complying with a minimum fixed charge coverage ratio maintenance covenant and a limitation on certain restricted payments (See Note 11).

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

               As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.

               Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 15, 2012