Form 10-Q
period 2012-06-30
Greektown Superholdings, Inc.
filed 2012-08-14
CIK 1487685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of August 14, 2012, there were 153,387 shares of Series A-1 Common Stock, $0.01 par value, and no shares of Series A-2 Common Stock, $0.01 par value, outstanding.

Part I – FINANCIAL INFORMATION

Greektown Superholdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$58,437	$50,754
Accounts receivable – gaming, net	695	734
Accounts receivable – other, net	1,169	1,216
Inventories	353	398
Prepaid expenses	6,151	5,605
Prepaid Michigan Gaming Control Board annual fee	3,695	8,823
Prepaid municipal services fees	1,026	3,346
Deposits	1,631	1,631
Total current assets	73,157	72,507

Property, building, and equipment, net	320,996	317,085

Other assets:
Financing fees – net of accumulated amortization	9,972	11,571
Deposits and other assets	30	30
Casino development rights	117,800	117,800
Trade names	26,300	26,300
Rated player relationships – net of accumulated amortization	41,400	48,300
Goodwill	110,252	110,252

Total assets	$699,907	$703,845

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
	(unaudited)

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	12,416	15,128
Accrued interest	25,082	25,063
Accrued expenses and other liabilities	10,132	9,631
Total current liabilities	47,630	49,822

Long-term liabilities:
Other accrued income taxes	9,018	8,871
Senior secured notes - net	369,723	367,748
Obligation under capital lease	2,480	2,489
Deferred income taxes	13,458	10,094
Total long-term liabilities	394,679	389,202

Total liabilities	442,309	439,024

Shareholders’ equity (members’ deficit):

Series A-1 preferred stock at $0.01 par value;1,688,268 shares authorized, 1,463,535 shares issued and outstanding at June 30, 2012 and December 31, 2011	185,396	185,396
Series A-2 preferred stock at $0.01 par value; 645,065 shares authorized, 162,255 shares issued and outstanding at June 30, 2012 and December 31, 2011	20,551	20,551
Series A-1 preferred warrants at $0.01 par value; 202,511 shares issued and outstanding at June 30, 2012 and December 31, 2011	25,651	25,651
Series A-2 preferred warrants at $0.01 par value; 460,587 shares issued and outstanding at June 30, 2012 and December 31, 2011	58,342	58,342
Series A-1 common stock at $0.01 par value; 4,354,935 shares authorized,146,028 and 142,423 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1	1
Series A-2 common stock at $0.01 par value; 645,065 shares authorized, no shares issued	—	—
Additional paid-in capital	13,975	13,652
Accumulated deficit	(46,318)	(38,772)
Total shareholders’ equity	257,598	264,821
Total liabilities and shareholders’ equity	$699,907	$703,845

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues
Casino	$87,861	$89,616	$183,229	$177,919
Food and beverage	5,845	5,782	12,265	11,916
Hotel	3,110	2,740	6,060	5,392
Other	1,361	1,194	2,698	2,494
Gross revenues	98,177	99,332	204,252	197,721
Less promotional allowances	14,646	15,365	28,884	28,277
Net revenues	83,531	83,967	175,368	169,444

Operating expenses
Casino	20,189	19,823	41,430	40,093
Gaming taxes	18,880	19,263	39,444	38,339
Food and beverage	4,007	4,635	8,765	10,250
Hotel	2,493	2,192	5,110	4,630
Marketing, advertising, and entertainment	2,459	1,976	3,794	3,697
Facilities	4,838	4,891	10,107	10,248
Depreciation and amortization	8,548	10,317	17,180	20,587
General and administrative expenses	12,050	11,495	24,390	23,169
Other	166	105	309	186
Operating expenses	73,630	74,697	150,529	151,199
Income from operations	9,901	9,270	24,839	18,245

Other (expenses) income
Interest expense	(12,598)	(12,631)	(25,251)	(25,221)
Amortization of finance fees and accretion of discount on senior notes	(1,844)	(1,703)	(3,681)	(3,391)
Other income (expense), net	2	3	57	(9)
Net loss on Chapter 11 related reorganization items	—	(95)	—	(1,149)
Total other expense, net	(14,440)	(14,426)	(28,875)	(29,770)

Loss before income taxes	(4,539)	(5,156)	(4,036)	(11,525)

Income tax expense – current	(73)	(313)	(146)	(864)
Income tax (expense) benefit – deferred	(1,682)	2,151	(3,364)	551
Net loss	$(6,294)	$(3,318)	$(7,546)	$(11,838)

Loss per share:
Basic	$(72.49)	$(53.90)	$(110.64)	$(144.88)
Diluted	$(72.49)	$(53.90)	$(110.64)	$(144.88)

Weighted average common shares outstanding	146,028	141,179	145,786	140,957
Weighted average common and common equivalent shares outstanding	146,028	141,179	145,786	140,957

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended June 30,
	2012	2011

Operating activities
Net loss	$(7,546)	$(11,838)
Adjustments to reconcile net loss net cash provided by (used in) operating activities:
Depreciation and amortization	17,180	20,587
Amortization of finance fees and accretion of discount on senior notes	3,681	3,391
Chapter 11 related reorganization items	—	1,149
Deferred income taxes	3,364	(551)
Stock based compensation	323	203
Changes in current assets and liabilities:
Accounts receivable - gaming	39	(78)
Accounts receivable - other	47	499
Property tax refund receivable	—	3,451
Inventories	45	9
Prepaid expenses	6,902	8,346
Accounts payable	(2,712)	1,208
Unsecured distribution liability	—	(10,000)
Accrued interest	19	(101)
Accrued expenses and other liabilities	945	(975)
Net cash provided by operating activities before reorganization costs	22,287	15,300
Operating cash flows for reorganization costs	—	(799)
Net cash provided by operating activities	22,287	14,501

Investing activities
Decrease in restricted cash	—	5,000
Capital expenditures	(14,496)	(5,051)
Redemption of certificate of deposit	—	534
Net cash (provided by) used in investing activities	(14,496)	483

Financing activities
Financing fees paid	(108)	(84)
Net cash used in financing activities	(108)	(84)

Net increase in cash and cash equivalents	7,683	14,900
Cash and cash equivalents at beginning of period	50,754	30,195
Cash and cash equivalents at end of period	$58,437	$45,095

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$25,101	$25,438
Cash paid during the period for income taxes	$—	$451

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock A-1	Common Stock A-2	Preferred Stock A-1	Preferred Stock A-2	Preferred Warrants A-1	Preferred Warrants A-2	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance at January 1, 2012	$1	$—	$185,396	$20,551	$25,651	$58,342	$13,652	$(38,772)	$264,821
Net loss								$(1,252)	$(1,252)
Stock based compensation							$157		157
Balance at March 31, 2012	$1	$—	$185,396	$20,551	$25,651	$58,342	$13,809	$(40,024)	$263,726
Net loss								$(6,294)	$(6,294)
Stock based compensation							$166		$166
Balance at June 30, 2012	$1	$—	$185,396	$20,551	$25,651	$58,342	$13,975	$(46,318)	$257,598

Note 1. Organization, Background and Bankruptcy Considerations

Organization

Greektown Holdings, L.L.C. (“Greektown Holdings”) was formed in September 2005 as a limited liability company owned by Kewadin Greektown Casino, L.L.C. (“Kewadin Greektown”), which was 100% owned by the Sault Ste. Marie Tribe of Chippewa Indians (the “Tribe”) and Monroe Partners, L.L.C. (“Monroe”). Greektown Holdings owns Greektown Casino, L.L.C. (“Greektown LLC”), which is engaged in the operation of a hotel and casino gaming facility known as Greektown Casino Hotel (“Greektown Casino”) located in the downtown of the city of Detroit that opened November 10, 2000 under a license granted by the Michigan Gaming Control Board (“MGCB”) and a development agreement with the city of Detroit (the “Development Agreement”).

On May 29, 2008, Greektown Holdings, together with its direct and indirect subsidiaries and certain affiliates, filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. As contemplated by a plan of reorganization (the “Plan”) approved by the Bankruptcy Court, Greektown Superholdings, Inc. (“Greektown Superholdings,” and together with its subsidiaries “we,” “our,” “us,” “the Company,” or “Greektown,” unless the context otherwise required) was incorporated under the laws of the State of Delaware on March 17, 2010. The Plan was confirmed on January 22, 2010 and became effective on June 30, 2010 (the “Effective Date”). Since that date Greektown Superholdings and its wholly-owned subsidiary, Greektown Newco Sub, Inc. (the “Greektown Sub”), have each held 50% of the outstanding membership interests of Greektown Holdings. Greektown Superholdings is a holding company that has no other operating assets. Through its direct and indirect ownership of Greektown Holdings, Greektown Superholdings owns and operates Greektown Casino. Greektown LLC also holds all the ownership interest in Contract Builders Corporation (“Contract Builders”) and Realty Equity Company, Inc. (“Realty Equity”), each of which owns real estate near Greektown Casino. The assets of Trappers GC Partners, LLC (“Trappers”) were transferred to Greektown Casino and Trappers has been dissolved pursuant to the Plan. Unless otherwise indicated or the context otherwise requires, the following discussion describes the business and operations of Greektown Superholdings after the Effective Date. Greektown Superholdings’ corporate headquarters are located at 555 East Lafayette, Detroit, Michigan 48226.

On the Effective Date, Greektown Superholdings issued $385 million in 13% Senior Secured Notes (the “Senior Secured Notes”) and entered into a $30 million revolving credit facility with Comerica Bank (the “Revolving Loan” and, together with the Senior Secured Notes, the “Exit Financing”). On May 24, 2012, the Company and Comerica Bank executed an amendment to the company’s Revolving Loan agreement. The amendment, which had been approved by the MGCB, increased the aggregate principal amount available under the facility by $15.0 million to $45.0 million (See Note 5).

Also on the Effective Date, the proceeds of a rights offering for shares of our Preferred Stock received from certain holders of notes of Greektown Holdings, who had purchased such notes prior to the bankruptcy filing, the proceeds of the direct purchase of Preferred Stock, and the proceeds from the sale of the Senior Secured Notes were used to pay all outstanding borrowings under our DIP financing facility (the “DIP Facility”), to repay the pre-petition secured claims, and to make other payments required upon exit from bankruptcy. The proceeds from the sale of the Senior Secured Notes remaining after the foregoing payments were made, as well as the Revolving Loan, were used to provide ongoing liquidity to conduct our operations.

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

Promotional Allowances

The retail value of food, beverage, and other complimentary items furnished to customers without charge is included in revenues and then deducted as promotional allowances. The costs of providing such promotional allowances are included in casino expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Food and beverage	$2,500	$2,743	$5,090	$5,232
Hotel	722	520	1,533	1,011
	$3,222	$3,263	$6,623	$6,243

Note 2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Goodwill and Intangible Assets

Goodwill represents the excess of reorganization value over fair value of assets acquired and liabilities assumed in fresh start accounting at June 30, 2010. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter and in certain situations between those annual dates, if interim indicators of impairment arise. During the six months ended June 30, 2012, no indicators of impairment arose. Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually in the fourth quarter, by comparing the estimated fair value of the indefinite-lived intangible asset to the carrying values using a discounted cash flow approach. No indicators of impairment arose during the six months ended June 30, 2012. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations and tests for impairment when indicators arise. No impairment indicators arose during the six months ended June 30, 2012.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the short-term maturity of these instruments. As of June 30, 2012 and December 31, 2011, the fair value of the senior secured notes was approximately $421.6 million and $399.4 million, respectively, as determined by the Company, using available market information. Inputs used to calculate the fair value of the senior secured notes have been derived principally from observable market data and therefore, the Company classifies the estimated fair value of the senior secured notes as a level 2 measurement. In addition, the fair value of the capital lease obligation approximates its carrying value, as determined by the Company, using available market information (See Note 10).

Stock-Based Compensation

Stock-based compensation awards are determined based on the grant date fair value of the award and are expensed ratably over the service period of the award. Stock-based compensation expense recognized under all share-based arrangements for the three months ended June 30, 2012 and 2011 was $0.2 million and $0.1 million, respectively. Stock-based compensation expense recognized under all share-based arrangements for the six months ended June 30, 2012 and 2011 was $0.3 million and $0.2 million, respectively (See Note 8).

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

The Company recorded income taxes for the Michigan Business Tax (“MBT”), which is considered an income tax under the provisions of the Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The MBT had a gross receipts tax component and an income tax component for the period ended June 30, 2011. Based on state of Michigan tax reform, the MBT has been eliminated effective January 1, 2012 and deferred taxes related to the MBT were adjusted in the second quarter of 2011. In lieu of the MBT, the state of Michigan has enacted a six percent corporate income tax. The Company did not record a state deferred income tax benefit, as a valuation allowance was recorded at the federal and state level for the entire deferred asset amount. The Company is in a full valuation allowance during the period ended June 30, 2012. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

The Company recognizes interest and penalties related to unrecognized tax benefits within the current income tax expense.

The Company’s net deferred tax assets were approximately $24.9 million, as of June 30, 2012 and a valuation allowance of approximately $24.9 million was recorded. The Company had a deferred tax liability of approximately $13.5 million as of June 30, 2012 and recorded an estimated income tax contingency of $9.0 million in relation to certain potential taxes that could be assessed in connection with the enactment of the Plan in other accrued income taxes. Included within the income tax contingency are approximately $1.7 million and $0.3 million of penalty and interest, respectively, at June 30, 2012, and $1.7 million and $0.1 million of penalty and interest, respectively, at December 31, 2011. The Company believes it is possible that such uncertainties may be resolved within the next twelve months.

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the Property, Plant, and Equipment topic of the FASB ASC, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No events or changes in circumstances indicated that the carrying amount of the assets will not be recoverable based on the Company’s interim assessment for the six months ended June 30, 2012. No impairment was recorded during the six months ended June 30, 2012, and 2011.

Reclassification

Certain reclassifications, which have no effect on previously reported net loss have been made to the consolidated statements of operations for the three and six months ended June 30, 2011 to conform to the 2012 presentation. Pursuant to the guidance in the AICPA Audit and Accounting Gaming Guide issued during 2011, the Company reclassified certain amounts paid under slot participation agreements from a reduction in casino revenue to casino expense. Slot participation fees reclassified were $1.6 million and $3.3 million for the three and six months ended June 30, 2011, respectively.

Note 2. Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

The following are accounting standards adopted or issued recently that were evaluated for potential impact on the Company.

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 to amend Fair Value Measurements and Disclosures (Topic 820): For assets and liabilities that are measured at fair value on a recurring and nonrecurring basis in the statement of financial position after initial recognition, a reporting entity shall disclose information regarding the valuation techniques and inputs used to develop those measures. For recurring fair value measurements using significant unobservable inputs (Level 3), the entity shall disclose the effect of the measurements on earnings (or changes in net assets) or other comprehensive income for the period. The Company recently adopted ASU No. 2011-04, however the adoption of this Topic did not have a material impact on the consolidated financial statements.

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

Note 3. Emergence from Chapter 11

Fresh Start Consolidated Balance Sheet

In accordance with the Reorganizations topic of the FASB ASC 852, the Company adopted fresh-start reporting upon the Effective Date. The Company was required to apply the provisions of fresh-start reporting to its financial statements because the reorganization value of the assets on the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, and the holders of the existing voting shares of Greektown Holdings, its direct and indirect subsidiaries and certain affiliates (collectively, the “Debtors” or “Predecessor”) common stock immediately before confirmation received less than 50 percent of the voting shares of the emerging entity. Fresh-start reporting is required on the date on which the plan of reorganization is confirmed by the Bankruptcy Court, but should not be applied until all material conditions to the Plan are satisfied. All material conditions to the Plan were satisfied on June 30, 2010, the Effective Date.

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

Reorganization Items and Fresh Start Adjustments

Reorganization items represent amounts incurred as a direct result of the Chapter 11 cases and were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Non-cash reorganization items
Discharge of liabilities subject to compromise	$—	$470	$—	$687
Total non-cash reorganization items	—	470		687
Professional fees and expenses
Legal professional fees	—	(265)	—	(1,376)
Consulting professional fees	—	(133)	—	(170)
U.S. Trustee fees and other expenses	—	(167)	—	(290)
Total professional fees and expenses	—	(565)	—	(1,836)
Net loss on reorganization items	$—	(95)	$—	$(1,149)

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

Other identifiable intangible assets as of June 30, 2012 consist of the following (in thousands):

Other identifiable intangible assets	Gross Amount	Accumulated Amortization	Net Intangible Asset	Assumed Useful Life

Trade names	$26,300	$—	$26,300	Indefinite
Rated player relationships	69,000	27,600	41,400	5 years
Casino development rights	117,800	—	117,800	Indefinite
Total other identifiable intangible assets	$213,100	$24,150	$185,500

Amortization expense related to the rated player relationships intangible asset for the three and six months ended June 30, 2012 and 2011 totaled $3.5 million and $7.0 million, respectively. Annual amortization expense for the years ended December 31, 2012, 2013, and 2014 is estimated to be $13.8 million for each of the respective years, and approximately $6.9 million for the year ended December 31, 2015.

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

Note 5. Debt

Exit Facility

Purchase Agreement; Indenture; Notes

On June 25, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”), by and between the Company and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $280.2 million principal amount of its Series A 13% Senior Secured Notes due 2015 (the Series A Notes) and $104.8 million principal amount of its Series B 13% Senior Secured Notes due 2015 (the “Series B Notes” and, together with the Series A Notes, the “Senior Secured Notes”), which are guaranteed (the “Guarantees”) by substantially all of the Company’s domestic subsidiaries (the Guarantors and, together with the Company, the “Obligors”), which subsidiaries executed a joinder to the Purchase Agreement on June 30, 2010.

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

The Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year beginning on the date of the Indenture and ending December 31, 2012. For the period ended June 30, 2012, the Company does not anticipate to make any excess cash flow payments as of December 31, 2012.

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

Revolving Credit Agreement

On the Effective Date, the Company entered into a Credit Agreement with Comerica Bank for the Revolving Loan. On July 6, 2011 and May 24, 2012, the Company together with Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the “Credit Agreement”).

Note 5. Debt (continued)

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

As a result of revisions made in the May 24, 2012 amendment to the Credit Agreement, interest is equal to LIBOR plus 2.25% (under the LIBOR option set forth in the agreement) or the prime rate less .25% (under the prime rate option set forth in the agreement), provided that the Company’s leverage ratio remains in excess of 4.0:1.0.

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

Certain Covenants: The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions and materiality thresholds, the ability of the Company and its subsidiaries to sell assets and property, incur additional indebtedness, create liens on assets, make investments, loans, guarantees or advances, make distributions, dividends or payments on account of, or purchase, redeem or otherwise acquire, any of the Company’s capital stock, prepay certain indebtedness, engage in acquisitions, mergers or consolidations, engage in transactions with affiliates, amend agreements governing the Company’s indebtedness, including the Senior Secured Notes, make capital expenditures, enter into negative pledges, change the fiscal year and change the Company’s or any subsidiary’s name, jurisdiction of incorporation, or the location at which any Collateral is stored. The Company had also agreed to complete the Trappers Mortgage Release by June 30, 2012.

The May 24, 2012, amendment to the Credit Agreement eliminated the June 30, 2012 outside date for the release of the liens on a small parcel of real property (the “Trapper’s Parcel”) underlying a portion of our casino operations which secure indebtedness owed to Greektown LLC and third parties (the “Trappers Lien”) in favor of an agreement to use commercially reasonable efforts to cause such liens to be released.

Trappers Mortgage Release: The Trappers Parcel is encumbered by the Trappers Lien. While the Company believes that these third party liens are discharged pursuant to the terms of the Plan, the liens established by these mortgages were not removed from the title record or insured by the title company prior to the Effective Date. Historical subordination agreements from the third parties holding such mortgages exist whereby such parties have agreed not to exercise remedies until Casino has exercised such remedies under a mortgage in favor of Casino on the same parcel.

Note 5. Debt (continued)

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

The May 24, 2012, amendment to the Credit increased the aggregate principal amount available under the facility by $15.0 million to $45.0 million and provided that any borrowings under the additional $15.0 million commitment are required to fund expenditures relating to the new valet parking facility, and are to be repaid in quarterly installments equal to 1/20th of the amount advanced, commencing on the earlier of July 1, 2013 and the first month after the parking facility’s completion date. The amendment does not modify the term of the Revolving Loan, which expires on December 30, 2013, unless renewed or extended. The amendment also, among other things, excludes capital expenditures relating to the valet parking facility from the Fixed Charge Coverage Ratio calculation not to exceed $25.7 million.

As of June 30, 2012, the Company had approximately $0.9 million of letters of credit outstanding.

Note 6. Shareholders’ Equity

Common Stock

Greektown Superholdings is authorized to issue 5 million shares of Common Stock, of which 146,028 shares were issued and outstanding as of June 30, 2012 and 7,359 unvested restricted shares have been granted. A total of 4,354,935 shares of Greektown Superholdings’ Common Stock are designated as Series A-1 Common Stock, par value $0.01 per share (the “Series A-1 Common Stock”), and a total of 645,065 shares of Greektown Superholdings’ Common Stock are designated as Series A-2 Common Stock, par value $0.01 per share (the “Series A-2 Common Stock”). Each share of Series A-1 Common Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Common Stock and such shares differ only with respect to voting rights as set forth below.

Preferred Stock

Greektown Superholdings is authorized to issue 2,333,333 shares of Preferred Stock. A total of 1,688,268 shares of Greektown Superholdings’ Preferred Stock are designated as Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), of which 1,463,535 were issued and outstanding as of June 30, 2012. A total of 645,065 shares of Greektown Superholdings’ Preferred Stock are designated as Series A-2 Participating Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred Stock,” and together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”), of which 162,255 shares were issued and outstanding as of June 30, 2012. A holder’s shares of Series A Preferred Stock are voluntarily convertible at the election of such holder and all shares of Series A Preferred Stock are mandatory convertible upon the vote or written consent of 66 2/3% of the then outstanding shares of Series A Preferred Stock voting together as a single class (with each holder of Series A-1 Preferred Stock and each holder of Series A-2 Preferred Stock entitled to cast one vote with respect to each share of Series A-1 Preferred Stock or Series A-2 Preferred Stock held by such holder). Each share of Series A-1 Preferred is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-1 Common Stock as is determined by dividing (A) the sum of $100 per share of Series A Preferred Stock plus an amount equal to the aggregate amount of accrued but unpaid dividends per share of Series A Preferred Stock whether or not declared and subject to certain adjustments (the “Series A Reference Price”) by (B) the Series A Conversion Price (defined below) in effect at the time of conversion, and (ii) the maximum number of shares of Series A-1 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation of Greektown Superholdings and in compliance with the requirements of the MGCB. Each share of Series A-2 Preferred Stock is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-2 Common Stock as is determined by dividing the Series A Reference Price by the Series A Conversion Price in effect at the time of conversion and (ii) the maximum number of shares of Series A-2 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation and in compliance with the requirements of the MGCB. The “Series A Conversion Price” means an amount initially equal to $100 but which is subject to adjustment for stock splits, combinations, certain dividends and distributions and with respect to mergers, reorganizations and similar transactions as set forth in the Certificate of Incorporation. Each share of Series A-1 Preferred Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Preferred Stock and such shares differ only with respect to voting rights, as set forth below.

Note 6. Shareholders’ Equity (continued)

Summary of Stock Terms

Issuance of Additional Stock. The Board does not have the right to (i) authorize additional shares of Common Stock without the vote of the holders of shares of capital stock of Greektown Superholdings representing a majority of the votes represented by all outstanding shares of capital stock (on an as-converted basis) of Greektown Superholdings entitled to vote, voting together as a single class, (ii) authorize or issue additional shares of Common Stock or Preferred Stock if such authorization or issuance would adversely affect (A) the Series A-1 Preferred Stock in a manner different than it would affect the Series A-2 Preferred Stock without the separate consent of a majority of the outstanding shares of Series A-1 Preferred Stock and (B) the Series A-2 Preferred Stock in a manner different than it would affect the Series A-1 Preferred Stock without the separate consent of a majority of the outstanding shares of Series A-2 Preferred Stock or (iii) cause Greektown Superholdings to issue or sell to any person (including holders of shares of capital stock and affiliates of holders of shares of capital stock) more than five percent (5%) of any Common Stock, Preferred Stock or other voting securities, voting interests or equity interests of Greektown Superholdings except in accordance with the provisions of the Michigan Gaming Control and Revenue Act and the rules promulgated thereunder (the “Act”). Greektown Superholdings may not issue any class of non-voting equity securities unless and solely to the extent permitted by section 1123(a)(6) of the title 11 of the Bankruptcy Code; provided, however that such restriction (A) will have no further force and effect beyond that required under section 1123(a)(6) of the Bankruptcy Code; (B) will have such force and effect, if any, only for so long as section 1123(a)(6) of the Bankruptcy Code is in effect and applicable to Greektown Superholdings; and (C) in all events may be amended or eliminated in accordance with applicable law from time to time in effect.

Transfer Restrictions. No stockholder may transfer its shares of Common Stock, Preferred Stock or other voting securities, voting interests or equity interests of Greektown Superholdings unless such transfer is in accordance with the Act and the rules promulgated there under.

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

Warrants to Purchase Series A Preferred Stock

On the Effective Date, Greektown Superholdings issued warrants to purchase shares of Series A-1 Preferred Stock and warrants to purchase shares of Series A-2 Preferred Stock, in each case, at an initial purchase price per share equal to $0.01 (the “Warrant Shares”), subject to adjustment as set forth in the Warrant to Purchase Series A Convertible Preferred Stock (the “Warrant”), which is the form of warrant used for both warrants to purchase the Series A-1 Preferred Stock and warrants to purchase the Series A-2 Preferred Stock. Greektown Superholdings entered into such warrants with any Put Party and/or holder of Old Senior Notes who elected to purchase Preferred Stock representing more than 4.9% of the capital stock of Greektown Superholdings as of the Effective Date, or if such party that qualified as an “Institutional Investor” under the Act elected to purchase more than 14.9% of the capital stock of Greektown Superholdings as of the Effective Date.

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

Note 7. Gaming Taxes and Fees

Under the provisions of the Act, casino licenses are subject to the following gaming taxes and fees on an ongoing basis:

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

These gaming taxes and fees are in addition to the taxes, fees, and assessments customarily paid by business entities conducting business in the state of Michigan and the city of Detroit. The Company recorded $18.9 million and $19.3 million, as gaming tax expense for the three months ended June 30, 2012, and 2011, respectively and $39.4 million and $38.3 million for the six months ended June 30, 2012, and 2011, respectively.

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

Note 8. Stock Based Compensation

Certain members of the Company’s executive team are eligible to receive restricted share units under the terms of the Company’s restricted share unit program. On July 1, 2011 under the terms of the restricted share unit program, the Company’s President and Chief Executive Officer was granted 7,000 restricted share units, of which 2,333 restricted share units vest on each of the first two anniversaries of the grant date and the remaining 2,334 restricted share units vest on June 15, 2014. The units will be settled as shares of Series A-1 Common Stock within 30 days of the final vesting date, subject to acceleration in the event of a change of control, or certain other circumstances. On July 1, 2011, the Company’s Executive Chairman was granted 1,333 restricted share units, of which the total 1,333 restricted share units vested on December 31, 2011. On October 1, 2011, the Senior Vice President and Chief Financial Officer was granted 3,000 restricted share units, of which 1,000 restricted share units vest on each of the three anniversaries of the grant date. Additionally, on May 1, 2012, the Vice President and General Counsel was granted 2,000 restricted share units, of which 667 restricted share units vest on each of the three anniversaries of the grant date.

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

The Company accounts for its stock based compensation in accordance with FASB ASC Topic 718 Stock Compensation. Stock based compensation expense for the three months ended June 30, 2012, and 2011 totaled $0.2 million and $0.1 million, respectively.

The following table summarizes the Company’s restricted shares and restricted share units unvested stock activity for the six months ended June 30, 2012, and 2011:

	Six Months Ended June 30, 2012
	Restricted Shares	Restricted Share Units

Unvested at December 31, 2011	7,843	11,333
Granted	—	2,000
Vested	(484)	(1,333)
Unvested at June 30, 2012	7,359	12,000

	Six Months Ended June 30, 2011
	Restricted Shares	Restricted Share Units

Unvested at December 31, 2010	8,983	—
Granted	1,388	—
Vested	(888)	—
Unvested at June 30, 2011	9,483	—

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

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the three and six months ended June 30, 2012, and 2011 (in thousands, except per share data):

	Three month ended June 30,
	2012	2011

Net loss attributable to common stockholders for basic computation	$(6,294)	$(3,318)

Less: Preferred stock dividends	(3,048)	(3,048)

Less: Preferred stock dividends on shares underlying warrants	(1,243)	(1,243)

Adjusted net loss available to common stockholders	$(10,585)	$(7,609)

Basic loss per common share:

Weighted average common shares outstanding	146,028	141,179

Basic and diluted loss per common share	$(72.49)	$(53.90)

	Six months ended June 30,
	2012	2011

Net loss attributable to common stockholders for basic computation	$(7,546)	$(11,838)

Less: Preferred stock dividends	(6,097)	(6,097)

Less: Preferred stock dividends on shares underlying warrants	(2,487)	(2,487)

Adjusted net loss available to common stockholders	$(16,130)	$(20,422)

Basic loss per common share:

Weighted average common shares outstanding	145,786	140,957

Basic and diluted loss per common share	$(110.64)	$(144.88)

Note 9. Earnings per share (continued)

Due to the Company’s net losses for the three and six months ended June 30, 2012 and 2011, the dilutive effect of restricted share units, convertible preferred stock, and warrants were not included in the computation of EPS, as their inclusion would have been anti-dilutive.

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

Note 11. Michigan Gaming Control Board Covenant (continued)

In May of 2012, the MGCB permitted the Company to exclude capital expenditures in relation to the construction of the valet parking facility from the MGCB Fixed Charge Coverage Ratio calculation. The Company was in compliance with the MGCB Fixed Charge Coverage Ratio calculation for the three months ended June 30, 2012.

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

Under the Revised Development Agreement, should a “triggering event” (as defined therein) occur, the Company must sell its assets, business, and operations as a going concern at their fair market value to a developer named by the city of Detroit. The Company noted that for the six months ended June 30, 2012, no triggering event has occurred. As part of the bankruptcy reorganization process, the Company engaged Moelis & Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provides for a success fee if certain requirements are met. Moelis asserted an administrative claim for fees and expenses totaling approximately $12.9 million, of which approximately $3 million was paid prior to the effective date of the reorganization. The Company believes such amount substantially exceeds the amount to which Moelis is entitled under its engagement letter. The Company has filed an objection to Moelis’s administrative claim, and scheduling of a hearing on that matter before the United States Bankruptcy Court for the Eastern District of Michigan is pending.

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

Certain parties to contracts entered into prior to the commencement of the Debtors’ bankruptcy proceedings have asserted claims alleging that the Company assumed those contracts and is responsible for amounts necessary to cure prepetition defaults under such contracts. Certain of such claims have been withdrawn. As of the six months ended June 30, 2012 no claims were asserted. The amount of claims estimated to be approximately $0.6 million as of the six months ended June 30, 2011.

Note 13. Subsequent Events

On July 2, 2012, the Company paid semi-annual interest payments of $25.1 million on its 13% Senior Secured Notes due in 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and Overview

Greektown Superholdings was incorporated under the laws of the State of Delaware on March 17, 2010. Greektown Superholdings was formed to hold, directly and indirectly through Greektown Sub, all outstanding membership interests of Greektown LLC, as of the effective date of its emergence from bankruptcy protection. Through Greektown LLC, we own and operate Greektown Casino. Greektown Casino opened in November 2000 within the downtown of the city of Detroit. In February 2009, Greektown Casino completed its Expanded Complex at a cost of approximately $336.3 million. Greektown Casino is one of only three commercial casinos licensed to operate in the state of Michigan and our Expanded Complex offers a full range of gaming, dining and entertainment alternatives, including:

•	approximately 100,000 square-feet of gaming space with approximately 2,700 slot machines and 62 table games, including an approximately 12,500 square-foot salon dedicated to high-limit gaming and one of the largest live poker rooms in the Metro Detroit Gaming Market;

•	approximately 2,810 attached and 1,750 unattached parking spaces, including over 600 parking spaces for valet parking services;

•	10,000 square feet of convention space;

•	a 400-room hotel;

•	three restaurants; several food outlets on the gaming floor; and

•	seven bars and three entertainment facilities.

Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and six interstate highways passing through the downtown of the city of Detroit. We estimate that Greektown Casino attracts approximately 17,400 patrons per day on average, and we believe a significant number of these patrons make regular visits to our property. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors. As of June 30, 2012, the Company had approximately 1.5 million people in our database for Club Greektown. We believe the gaming market in the Detroit area, which consists of three commercial casinos in Michigan (the “Detroit Commercial Casinos”), together with the commercial casino in Windsor, Ontario (the “Metro Detroit Gaming Market”), is primarily a “drive-to” gaming market, with over 95% of patrons residing within 100 miles of Greektown Casino.

The Company has been engaged in a substantial renovation effort designed to improve the quality of the gaming and entertainment experience. In 2011, we reconfigured our table games area to drive greater excitement and traffic, and improve operational efficiencies. We also introduced two new casino bars, Asteria and The Fringe, which offer video poker as well as an expansive beverage assortment. Asteria also offers a flexible entertainment space and a quick-service food outlet. Numerous other improvements were made in 2011, including a revamped first floor promotions area, cage, and club booth, all designed to enhance the physical appeal of our property.

In 2012, our focus is on engaging a broader customer base through higher levels of service and a wider range of amenities. To that end, our renovation efforts will continue throughout the year. In early 2012, we began construction on an 850-space valet parking garage facility. The facility is expected to open during the first quarter of 2013, and will increase the convenience with which our guests can access our property, as well as expand the parking capacity in and around our facility. In addition, we are in the process of enhancing our dining offerings, including the addition of a fine-dining restaurant within the casino and a fresh market-style dining venue.

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

The following table reflects the composition of gross casino revenues for the three and six months ended June 30, 2012, and 2011 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Gross casino revenue:
Slot machines	$76,616	$77,203	$160,137	$154,398
Table games	12,945	14,130	26,549	26,916
Club point expense	(1,700)	(1,717)	(3,457)	(3,394)
Total gross casino revenue	$87,861	$89,616	$183,229	$177,920

Relationship to gross casino revenues:
Slot machines	87.2%	86.1%	87.4%	86.8%
Table games	14.7%	15.8%	14.5%	15.1%
Club point expense	-1.9%	-1.9%	-1.9%	-1.9%
Total gross casino revenue	100.0%	100.0%	100.0%	100.0%

Other principal components of revenues are our food and beverage, and hotel revenue, each of which is affected by customer volume and price. The following table reflects the composition of food and beverage, and hotel revenue for the three and six months ended June 30, 2012, and 2011 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Gross food and beverage and hotel revenue:
Food and beverage	$5,845	$5,782	$12,265	$11,916
Hotel	3,110	2,740	6,060	5,392
Total gross food and beverage and hotel revenue	$8,955	$8,522	$18,325	$17,308

Relationship to gross revenues:
Food and beverage	6.0%	5.8%	6.0%	6.0%
Hotel	3.2%	2.8%	3.0%	2.7%
Total gross food and beverage and hotel revenue	9.2%	8.6%	9.0%	8.7%

Promotional Allowances

Our gross revenues are reduced by promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of food, beverage and other complimentary items furnished to customers without charge.

Direct Operating Expenses

Direct operating expenses are those that directly relate to our gaming, food and beverage, and hotel operations. The following table illustrates the composition of direct operating expenses and their relationships to net revenues for the three and six months ended June 30, 2012, and 2011 (in thousands).

	Three months ended June		Six months ended June 30,
	2012	2011	2012	2011

Direct operating expenses:
Casino	$20,189	$19,823	$41,430	$40,093
Gaming taxes	18,880	19,263	39,444	38,339
Food and beverage	4,007	4,635	8,765	10,250
Hotel	2,493	2,192	5,110	4,630
Depreciation & amortization	8,548	10,317	17,180	20,587
Total direct operating expenses	$54,117	$56,230	$111,929	$113,899

Relationship to net revenues:
Casino	24.2%	23.6%	23.6%	23.7%
Gaming taxes	22.6%	22.9%	22.5%	22.6%
Food and beverage	4.8%	5.5%	5.0%	6.0%
Hotel	3.0%	2.6%	2.9%	2.7%
Depreciation & amortization	10.2%	12.3%	9.8%	12.1%
Total direct operating expenses	64.8%	67.0%	63.8%	67.2%

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

Indirect Operating Expenses

Indirect operating expenses consist predominantly of general overhead expenses that support our overall business, including marketing, advertising and entertainment, non-hotel facilities expenses and other general and administrative expenses. The following table illustrates the composition of indirect operating expenses and their relationships to net revenues for the three and six months ended June 30, 2012, and 2011 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Indirect operating expenses:
Marketing, advertising and entertainment	$2,459	$1,976	$3,794	$3,697
Facilities	4,838	4,891	10,107	10,248
General and administrative	12,050	11,495	24,390	23,169
Other	166	105	309	186
Total indirect operating expenses	$19,513	$18,467	$38,600	$37,300

Relationship to net revenues:
Marketing, advertising and entertainment	2.9%	2.4%	2.2%	2.2%
Facilities	5.8%	5.8%	5.8%	6.0%
General and administrative	14.4%	13.7%	13.9%	13.7%
Other	0.2%	0.1%	0.2%	0.1%
Total indirect operating expenses	23.4%	22.0%	22.0%	22.0%

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

Reorganization Expenses

Reorganization expenses consist primarily of gains from the settlement of liabilities subject to compromise net of fees paid to restructuring professionals, as well as other costs directly associated with the bankruptcy process. The following table illustrates the composition of reorganization expenses and the total net loss on reorganization items and fresh start adjustments to net revenues for the three and six months ended June 30, 2012, and 2011 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Non-cash reorganization items

Discharge of liabilities subject to compromise	$—	$470	$—	$687
Total non-cash reorganization items	$—	$470	$—	$687
Professional fees and expenses
Legal professional fees	—	(265)	—	(1,376)
Consulting professional fees	—	(133)	—	(170)
U.S. Trustee fees and other expenses	—	(167)	—	(290)
Total professional fees and expenses	—	(565)	—	(1,836)
Net loss on reorganization items	$—	$(95)	$—	$(1,149)

Other Expenses

Other expense consists primarily of interest on our indebtedness, the amortization of deferred financing costs, and accretion of discounts on our 13% Senior Secured Notes (the “Senior Secured Notes”). The following table illustrates the components of other expense and their relationships to net revenues for the three and six months ended June 30, 2012, and 2011 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Other expense:
Interest expense	$(12,598)	$(12,631)	$(25,251)	$(25,221)

Amortization of finance fees and accretion on senior notes	(1,844)	(1,703)	(3,681)	(3,391)
Other	2	3	57	(9)
Total other expenses:	$(14,440)	$(14,331)	$(28,875)	$(28,621)

Relationship to net revenues:
Interest expense	-15.1%	-15.0%	-14.4%	-14.9%

Amortization of finance fees and accretion on senior notes	-2.2%	-2.0%	-2.1%	-2.0%
Other	0.0%	0.0%	0.0%	0.0%
Total other expense:	-17.3%	-17.1%	-16.5%	-16.9%

Provision for Income Taxes

The provision for income taxes reflects our current and deferred provisions, which are considered income taxes under Income Taxes topic of the FASB ASC. The following table illustrates the components of the provision for income taxes and its relationship to net revenues for the three and six months ended June 30, 2012, and 2011 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Provision for income taxes:
Tax expense-current	$(73)	$(313)	$(147)	$(864)
Tax (expense) benefit -deferred	(1,682)	2,151	(3,363)	551

Total provision for income taxes	$(1,755)	$1,838	$(3,510)	$(313)

Relationship to net revenues:
Tax expense - current	-0.1%	-0.4%	-0.1%	-0.5%
Tax (expense) benefit - deferred	-2.0%	2.6%	-1.9%	0.3%

Total provision for income taxes	-2.1%	2.2%	-2.0%	-0.2%

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net revenues. Net revenues for the three months ended June 30, 2012 and the three months ended June 30, 2011 were approximately $83.5 million and $84.0 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, sporting and entertainment events simultaneously taking place within the downtown area of the city of Detroit, short-term disruptions related to Casino renovations, and our ability to attract customers within the Detroit Commercial Market, made up of the only three commercial casinos in the state of Michigan, and consist of Greektown Casino (the “Company”), MGM Grand Detroit (“MGM Detroit”), and MotorCity Casino (“MotorCity”). New commercial casinos opened up in Cleveland, Ohio on May 14, 2012 and in Toledo, Ohio on May 29, 2012. Although the openings of these casinos have negatively impacted the Detroit gaming market, they did not materially affect the Company’s net revenues for the three months ended June 30, 2012. Casino revenue represented 89.5% and 90.2% of gross revenues for the three months ended June 30, 2012 and June 30, 2011, respectively. Promotional allowances as a percentage of gross revenue were 14.9% and 15.5% for the three months ended June 30, 2012 and June 30, 2011, respectively.

Direct operating expenses. Direct operating expenses decreased by $2.1 million, or 2.2% as a percentage of net revenues, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The following is a discussion of the principal drivers of trends in direct operating expenses:

•	Casino expenses. Casino-related expenses increased $0.4 million, or 0.6% as a percentage of net revenues, during the three months ended June 30, 2012 compared to the prior year period. The increase in this category was primarily driven by an increase of $0.6 million in promotional expense, offset by a decrease in payroll of $0.2 million.

•	Gaming taxes. Gaming taxes decreased $0.4 million during the three months ended June 30, 2012 compared to the prior year period, as a result of the decrease in casino revenue.

•	Food and beverage expenses. Food and beverage expenses decreased $0.6 million, or 0.3% as a percentage of net revenues, during the three months ended June 30, 2012 compared to the prior year period, primarily as a result of a decrease in cost of goods sold of $0.2 million and a decrease in payroll compensation expense of $0.4 million, due to the Company’s closure of the its buffet, which is currently being renovated, and the implementation of other operating efficiencies,

•	Hotel expenses. Hotel expenses increased $0.3 million, or 0.4% as a percentage of net revenues, during the three months ended June 30, 2012 compared to the prior year period. This increase was primarily driven by an increase in payroll expense of $0.2 million and other operating costs of $0.1 million, in order to service the higher occupancy and revenue levels experienced in the second quarter of 2012 compared to the prior year period.

•	Depreciation and amortization expense. Depreciation and amortization expenses decreased by $1.8 million, or 2.1% as a percentage of net revenues, during the three months ended June 30, 2012 compared to the prior year period. This decrease was the result of certain short lived depreciable assets becoming fully depreciated during the three months ended June 30, 2011.

Indirect operating expenses. Indirect operating expenses increased by approximately $1.0 million, or 1.4% as a percentage of net revenues, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The following is a discussion of the principal drivers of trends in indirect operating expenses:

•	Marketing, advertising and entertainment. Marketing, advertising, and entertainment expenses increased by approximately $0.5 million or 0.6% as a percentage of net revenues, during the three months ended June 30, 2012 compared to the prior year period. This was primarily driven by an increase in sponsorships, interactive media, production and artwork expenses.

•	Facilities. Facilities expense decreased by approximately $0.1 million during the three months ended June 30, 2012 compared to the prior year period. The decrease was driven by lower payroll costs of $0.1 million and maintenance costs of $0.1 million, offset by an increase in utility costs of $0.1 million.

•	General and administrative. General and administrative expenses increased by approximately $0.6 million, or 0.1% as a percentage of net revenues, during the three months ended June 30, 2012 compared to the prior year period. The increase primarily related to expenses resulting from the Detroit Casino Council ratification incentives and professional fees relating to the proxy contest earlier in 2012.

•	Other. Other indirect operating expenses increased by approximately $0.1 million, or 0.1% as a percentage of net revenues, during the three months ended June 30, 2012 compared to the prior period. Chapter 11 related reorganization items decreased by approximately $0.1 million, or 0.1% as a percentage of net revenues during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease in Chapter 11 related reorganization items during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily related to the Company not having any reorganization items related to the settlement of liabilities and fees directly related to bankruptcy.

Other expense. Other expense increased by approximately $0.1 million, or 0.2% as a percentage of net revenues, during the three months ended June 30, 2012 compared to the prior year period. The following is a discussion of the primary drivers of the trends in other expense.

•	Interest expense. Interest expense remained relatively consistent during the three months ended June 30, 2012 compared to the prior year period.

•	Amortization of finance fees and accretion of discount on senior notes. Amortization of finance fees and accretion of discount on the Senior Secured Notes increased by approximately $0.1 million during the three months ended June 30, 2012 compared to the prior year period.

Provision for income taxes. The provision for income taxes increased by approximately $3.6 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was primarily related to tax reform in the state of Michigan. The Michigan Business Tax (“MBT”) was eliminated, effective January 1, 2012, and all deferred tax liabilities related to MBT were reversed in the second quarter of 2011

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net revenues. Net revenues for the six months ended June 30, 2012 and the six months ended June 30, 2011 were approximately $175.4 million and $169.4 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, sporting and entertainment events simultaneously taking place within the downtown area of the city of Detroit, short-term disruptions related to Casino renovations, and our ability to attract customers within the Detroit Commercial Market. New commercial casinos opened up in Cleveland, Ohio on May 14, 2012 and in Toledo, Ohio on May 29, 2012. Although the openings of these casinos have negatively impacted the Detroit gaming market, they did not materially affect the Company’s net revenues for the six months ended June 30, 2012. Casino revenue represented 89.7% and 90.0% of gross revenues for the six months ended June 30, 2012 and June 30, 2011, respectively. Promotional allowances as a percentage of gross revenue were 14.1% and 14.3% for the six months ended June 30, 2012 and June 30, 2011, respectively.

Direct operating expenses. Direct operating expenses decreased by $2.0 million, or 2.4% as a percentage of net revenues, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The following is a discussion of the principal drivers of trends in direct operating expenses:

•	Casino expenses. Casino-related expenses increased $1.3 million, during the six months ended June 30, 2012 compared to the prior year period. The increase in this category was primarily driven by an increase of $1.3 million in promotional expense.

•	Gaming taxes. Gaming taxes increased $1.1 million during the six months ended June 30, 2012 compared to the prior year period, as a result of the increase in casino revenue.

•	Food and beverage expenses. Food and beverage expenses decreased $1.5 million, or 1.1% as a percentage of net revenues, during the six months ended June 30, 2012 compared to the prior year period, primarily as a result of a decrease in cost of goods sold of $0.8 million and a decrease in payroll compensation expense of $0.7 million, due to the implementation of operating efficiencies, and the Company’s closure of its buffet, which is currently being renovated.

•	Hotel expenses. Hotel expenses increased $0.5 million, or 0.2% as a percentage of net revenues, during the six months ended June 30, 2012 compared to the prior year period. This increase was primarily driven by an increase in payroll expense of $0.4 million and other operating costs of $0.1 million, in order to service the higher occupancy and revenue levels experienced in the first half of 2012, as compared to the prior year period.

•	Depreciation and amortization expense. Depreciation and amortization expenses decreased by $3.4 million, or 2.4% as a percentage of net revenues, during the six months ended June 30, 2012 compared to the prior year period. This decrease was the result of certain short lived depreciable assets becoming fully depreciated during the six months ended June 30, 2011.

Indirect operating expenses. Indirect operating expenses increased by approximately $1.3 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The following is a discussion of the principal drivers of trends in indirect operating expenses:

•	Marketing, advertising and entertainment. Marketing, advertising, and entertainment expenses increased by approximately $0.1 million during the six months ended June 30, 2012 compared to the prior year period. This was primarily driven by an increase in payroll of $0.3 million, offset by a decrease of $0.2 million in sponsorships, television, radio, production and artwork expenses.

•	Facilities. Facilities expense decreased by approximately $0.1 million during the six months ended June 30, 2012 compared to the prior year period. The decrease is due to lower maintenance costs of $0.2 million, offset by an increase in utility costs of $0.1 million.

•	General and administrative. General and administrative expenses increased by approximately $1.2 million, or 0.2% as a percentage of net revenues, during the six months ended June 30, 2012 compared to the prior year period. The increase primarily related to expenses resulting from the Detroit Casino Council ratification incentives and professional fees related to the proxy contest earlier in 2012.

•	Other. Other indirect operating expenses increased by approximately $0.1 million, or 0.1% as a percentage of net revenues, during the six months ended June 30, 2012 compared to the prior period. Chapter 11 related reorganization items decreased by approximately $1.1 million, or 0.7% as a percentage of net revenues during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease in Chapter 11 related reorganization items during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily related to the Company not having any reorganization items related to the settlement of liabilities and fees directly related to bankruptcy.

Other expense. Other expense increased by approximately $0.3 million, or 0.4% as a percentage of net revenues, during the six months ended June 30, 2012 compared to the prior year period. The following is a discussion of the primary drivers of the trends in other expense.

•	Interest expense. Interest expense remained relatively consistent during the six months ended June 30, 2012 compared to the prior year period.

•	Amortization of finance fees and accretion of discount on senior notes. Amortization of finance fees and accretion of discount on the Senior Secured Notes increased by $0.3 million during the six months ended June 30, 2012 compared to the prior year period. The increase is related to the amortization expense in relation to the accretion of discount on the Senior Secured Notes which mature on July 1, 2015.

Provision for income taxes. The provision for income taxes increased by approximately $3.2 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was primarily related to tax reform in the state of Michigan. The (“MBT”) was eliminated, effective January 1, 2012, and all deferred tax liabilities related to MBT were reversed in the second quarter of 2011.

Liquidity and Capital Resources

Overview

Our cash requirements are for working capital, obligations under a development agreement with the city of Detroit (the “Development Agreement”), gaming taxes, debt service, and the improvement of our facilities. Cash and cash equivalents were $58.4 million as of June 30, 2012.

The Company had $44.1 million of available borrowings under revolving credit facility with Comerica Bank (the “Revolving Loan”) ($45.0 million of commitment less outstanding letters of credit of approximately $0.9 million). During the six months ended June 30, 2012, the Company paid semi-annual interest payments of $25.1 million in relation to the 13% Senior Secured Notes using cash generated from operating activities. Subsequent to the six months ended June 30, 2012, on July 2, 2012, the Company again paid semi-annual interest payments of $25.1 million on its Senior Secured Notes using cash generated from operating activities.

For the year ending December 31, 2012, capital expenditures are projected to be approximately $44 million, including expenditures on our new valet parking facility, estimated to be approximately $26 million.

On May 24, 2012, the Company and Comerica Bank executed an amendment to the company’s Revolving Loan agreement. The amendment, which had been approved by the MGCB, increased the aggregate principal amount available under the facility by $15.0 million to $45.0 million. Any borrowings under the additional $15.0 million commitment are required to fund expenditures relating to the new valet parking facility. For additional information see the summary below provided under the caption titled “Revolving Credit Agreement”.

For the six months ended June 30, 2012, and 2011 the face amount of the outstanding debt was $385 million, due in 2015. During the three months ended June 30, 2012, and 2011 interest expense was $12.6 million and during the six months ended June 30, 2012, and 2011 interest expense was $25.3 million and $25.2 million, respectively.

Cash Flows

Our cash flows for the six months ended June 30, 2012, and 2011 consisted of the following (in thousands).

	Six months ended June 30,
	2012	2011

Cash flows:
Net cash provided by operating activities	$22,287	$14,501
Net cash (provided by) used in investing activities	(14,496)	483
Net cash used in financing activities	(108)	(84)
Net increase in cash and cash equivalents	$7,683	$14,900

Net cash provided by operating activities. Net cash provided by operating activities increased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase in operating cash flows was primarily due to a decrease in net loss, the decrease in unsecured distribution liability, and the decrease in chapter 11 related reorganization items.

Net cash (provided by) used in investing activities. Net cash (provided by) used in investing activities increased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase was primarily related to an increase in capital expenditures, including spending on the new valet garage.

Net cash used in financing activities. Net cash used in financing activities decreased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The decrease was primarily to the Company paying Comerica, amendment fees in relation to the Revolving Credit Agreement in the second quarter of 2012.

Purchase Agreement; Indenture; Notes

On June 25, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”), by and between the Company and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $280.2 million principal amount of its Series A 13% Senior Secured Notes due 2015 (the Series A Notes) and $104.8 million principal amount of its Series B 13% Senior Secured Notes due 2015 (the “Series B Notes” and, together with the Series A Notes, the “Senior Secured Notes”), which are guaranteed (the “Guarantees”) by substantially all of the Company’s domestic subsidiaries (the Guarantors and, together with the Company, the “Obligors”), which subsidiaries executed a joinder to the Purchase Agreement on June 30, 2010.

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

The Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year beginning on the date of the Indenture and ending December 31, 2012. For the period ended June 30, 2012, the Company does not anticipate to make any excess cash flow payments as of December 31, 2012.

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

Revolving Credit Agreement

On the Effective Date, the Company entered into a Credit Agreement with Comerica Bank for the Revolving Loan. On July 6, 2011 and May 24, 2012, the Company together with Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the “Credit Agreement”).

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

As a result of revisions made in the May 24, 2012 amendment to the Credit Agreement, interest is equal to LIBOR plus 2.25% (under the LIBOR option set forth in the agreement) or the prime rate less .25% (under the prime rate option set forth in the agreement), provided that the Company’s leverage ratio remains in excess of 4.0:1.0.

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

The May 24, 2012, amendment to the Credit Agreement eliminated the June 30, 2012 outside date for the release of the liens on a small parcel of real property (the “Trapper’s Parcel”) underlying a portion of our casino operations which secure indebtedness owed to Greektown LLC and third parties (the “Trappers Lien”) in favor of an agreement to use commercially reasonable efforts to cause such liens to be released.

Trappers Mortgage Release: The Trappers Parcel is encumbered by the Trappers Lien. While the Company believes that these third party liens are discharged pursuant to the terms of the Plan, the liens established by these mortgages were not removed from the title record or insured by the title company prior to the Effective Date. Historical subordination agreements from the third parties holding such mortgages exist whereby such parties have agreed not to exercise remedies until Casino has exercised such remedies under a mortgage in favor of Casino on the same parcel.

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

The May 24, 2012, amendment to the Credit increased the aggregate principal amount available under the facility by $15.0 million to $45.0 million and provided that any borrowings under the additional $15.0 million commitment are required to fund expenditures relating to the new valet parking facility, and are to be repaid in quarterly installments equal to 1/20th of the amount advanced, commencing on the earlier of July 1, 2013 and the first month after the parking facility’s completion date. The amendment does not modify the term of the Revolving Loan, which expires on December 30, 2013, unless renewed or extended. The amendment also, among other things, excludes capital expenditures relating to the valet parking facility from the Fixed Charge Coverage Ratio calculation not to exceed $25.7 million.

As of June 30, 2012, the Company had approximately $0.9 million of letters of credit outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”) that are designed to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report:

10.1	Third Amendment dated as of May 24, 2012 to Credit Agreement by and between Greektown Superholdings, Inc. and Comerica Bank (Incorporated by reference to Exhibit 10.1 the Registrant’s Periodic Report on Form 8-K (File No. 000-53921), filed on May 24, 2012.
10.2	Employment Agreement, dated May 1, 2012, by Greektown Superholdings, Inc. and Richard Vitali.
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

August 14, 2012

