Form 10-Q
period 2012-09-30
Greektown Superholdings, Inc.
filed 2012-11-13
CIK 1487685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒    No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 13, 2012, there were 152,054 shares of Series A-1 Common Stock, $0.01 par value, and no shares of Series A-2 Common Stock, $0.01 par value, outstanding.

Part I – FINANCIAL INFORMATION

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,500	$50,754
Accounts receivable – gaming, net	790	734
Accounts receivable – other, net	1,834	1,216
Inventories	338	398
Prepaid expenses	7,131	5,605
Prepaid Michigan Gaming Control Board annual fee	1,095	8,823
Prepaid municipal services fees	—	3,346
Deposits	1,632	1,631
Total current assets	57,320	72,507

Property, building, and equipment, net	331,250	317,085

Other assets:
Financing fees - net of accumulated amortization	9,104	11,571
Deposits and other assets	30	30
Casino development rights	117,800	117,800
Trade names	26,300	26,300
Rated player relationships - net of accumulated amortization	37,950	48,300
Goodwill	110,252	110,252

Total assets	$690,006	$703,845

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	17,860	15,128
Accrued interest	12,597	25,063
Accrued expenses and other liabilities	10,930	9,631
Total current liabilities	41,387	49,822

Long-term liabilities:
Other accrued income taxes	9,091	8,871
Senior secured notes - net	370,783	367,748
Obligation under capital lease	2,476	2,489
Deferred income taxes	15,140	10,094
Total long-term liabilities	397,490	389,202

Total liabilities	438,877	439,024

Shareholders’ equity (members’ deficit):
Series A-1 preferred stock at $0.01 par value; 1,688,268 shares authorized, 1,463,535 shares issued and outstanding at September 30, 2012 and December 31, 2011	185,396	185,396
Series A-2 preferred stock at $0.01 par value; 645,065 shares authorized, 162,255 shares issued and outstanding at September 30, 2012 and December 31, 2011	20,551	20,551
Series A-1 preferred warrants at $0.01 par value; 202,511 shares issued and outstanding at September 30, 2012 and December 31, 2011	25,651	25,651
Series A-2 preferred warrants at $0.01 par value; 460,587 shares issued and outstanding at September 30, 2012 and December 31, 2011	58,342	58,342
Series A-1 common stock at $0.01 par value; 4,354,935 shares authorized 152,054 and 142,423 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1	1
Series A-2 common stock at $0.01 par value; 645,065 shares authorized, no shares issued	—	—
Additional paid-in capital	14,241	13,652
Accumulated deficit	(53,053)	(38,772)
Total shareholders’ equity	251,129	264,821
Total liabilities and shareholders’ equity	$690,006	$703,845

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Casino	$83,612	$82,184	$266,841	$260,103
Food and beverage	5,232	5,320	17,497	17,236
Hotel	3,257	2,848	9,317	8,240
Other	1,350	1,060	4,048	3,554
Gross revenues	93,451	91,412	297,703	289,133
Less promotional allowances	13,999	11,422	42,883	39,699
Net revenues	79,452	79,990	254,820	249,434

Operating expenses
Casino	19,228	19,791	60,658	59,884
Gaming taxes	18,071	17,719	57,515	56,058
Food and beverage	3,377	4,070	12,142	14,320
Hotel	2,555	2,288	7,665	6,918
Marketing, advertising, and entertainment	1,746	1,732	5,540	5,429
Facilities	4,982	4,997	15,089	15,245
Depreciation and amortization	7,443	8,301	24,623	28,888
General and administrative expenses	12,122	11,525	36,512	34,694
Other	323	85	632	271
Operating expenses	69,847	70,508	220,376	221,707
Income from operations	9,605	9,482	34,444	27,727

Other (expenses) income
Interest expense	(12,657)	(12,632)	(37,908)	(37,853)
Amortization of finance fees and accretion of discount on senior notes	(1,929)	(1,777)	(5,610)	(5,168)
Other income (expense), net	2	(2)	59	(11)
Net loss on Chapter 11 related reorganization items	—	—	—	(1,149)
Total other expense, net	(14,584)	(14,411)	(43,459)	(44,181)

Loss before income taxes	(4,979)	(4,929)	(9,015)	(16,454)

Income tax expense – current	(74)	(556)	(220)	(1,419)
Income tax expense - deferred	(1,682)	(1,680)	(5,046)	(1,130)
Net loss	$(6,735)	$(7,165)	$(14,281)	$(19,003)

Loss per share:
Basic	$(72.68)	$(79.43)	$(183.78)	$(224.42)
Diluted	$(72.68)	$(79.43)	$(183.78)	$(224.42)

Weighted average common shares outstanding	151,716	144,231	147,763	142,048
Weighted average common and common equivalent shares outstanding	151,716	144,231	147,763	142,048

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended September 30,
	2012	2011
Operating activities
Net loss	$(14,281)	$(19,003)
Adjustments to reconcile net loss net cash provided by operating activities:
Depreciation and amortization	24,623	28,888
Amortization of finance fees and accretion of discount on senior notes	5,610	5,168
Chapter 11 related reorganization items	—	1,149
Deferred income taxes	5,046	1,130
Stock based compensation	589	400
Changes in current assets and liabilities:	—
Accounts receivable - gaming	(56)	208
Accounts receivable - other	(618)	529
Property tax refund receivable	—	3,451
Inventories	60	(12)
Prepaid expenses	9,547	9,481
Accounts payable	2,732	1,519
Unsecured distribution liability	—	(10,000)
Accrued interest	(12,466)	(11,808)
Accrued expenses and other liabilities	(4,585)	(1,548)
Net cash provided by operating activities	16,201	9,552

Investing activities
Decrease in restricted cash	—	5,000
Capital expenditures	(22,347)	(9,946)
Disposition of real estate	—	10,681
Redemption of certificate of deposit	—	534
Net cash provided by (used in) investing activities	(22,347)	6,269

Financing activities
Financing fees paid	(108)	(84)
Net cash used in financing activities	(108)	(84)

Net (decrease) increase in cash and cash equivalents	(6,254)	15,737
Cash and cash equivalents at beginning of period	50,754	30,195
Cash and cash equivalents at end of period	$44,500	$45,932

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$50,268	$50,648
Cash paid during the period for income taxes	$—	$556

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock A-1	Common Stock A-2	Preferred Stock A-1	Preferred Stock A-2	Preferred Warrants A-1	Preferred Warrants A-2	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2012	$1	$—	$185,396	$20,551	$25,651	$58,342	$13,652	$(38,772)	$264,821
Net (loss)								$(1,252)	$(1,252)
Stock based compensation							157		157
Balance at March 31, 2012	$1	$—	$185,396	$20,551	$25,651	$58,342	$13,809	$(40,024)	$263,726
Net (loss)								(6,294)	(6,294)
Stock based compensation							166		166
Balance at June 30, 2012	$1	$—	$185,396	$20,551	$25,651	$58,342	$13,975	$(46,318)	$257,598
Net (loss)								(6,735)	(6,735)
Stock based compensation							266		266
Balance at September 30, 2012	$1	$—	$185,396	$20,551	$25,651	$58,342	$14,241	$(53,053)	$251,129

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

On May 29, 2008, Greektown Holdings, together with its direct and indirect subsidiaries and certain affiliates, filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. As contemplated by a plan of reorganization (the “Plan”) approved by the Bankruptcy Court, Greektown Superholdings, Inc. (“Greektown Superholdings,” and together with its subsidiaries “we,” “our,” “us,” “the Company,” or “Greektown,” unless the context otherwise required) was incorporated under the laws of the State of Delaware on March 17, 2010. The Plan was confirmed on January 22, 2010 and became effective on June 30, 2010 (the “Effective Date”). Since that date Greektown Superholdings and its wholly-owned subsidiary, Greektown Newco Sub, Inc. (the “Greektown Sub”), have each owned 50% of the outstanding membership interests of Greektown Holdings. Greektown Superholdings is a holding company that has no other operating assets. Through its direct and indirect ownership of Greektown Holdings, Greektown Superholdings owns and operates Greektown Casino. Greektown LLC also holds all the ownership interest in Contract Builders Corporation (“Contract Builders”) and Realty Equity Company, Inc. (“Realty Equity”), each of which owns real estate near Greektown Casino. The assets of Trappers GC Partners, LLC (“Trappers”) were transferred to Greektown Casino and Trappers has been dissolved pursuant to the Plan. Unless otherwise indicated or the context otherwise requires, the following discussion describes the business and operations of Greektown Superholdings after the Effective Date. Greektown Superholdings’ corporate headquarters are located at 555 East Lafayette, Detroit, Michigan 48226.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include valuation allowances for receivables, tax obligations, useful lives of property, building, and equipment, intangible assets, asset impairments, and certain other accrued liabilities. Actual results could differ from those estimates.

Casino Revenues

Greektown Casino recognizes casino revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Revenues from food and beverage and hotel operations are recognized at the time of sale or upon the provision of service.

Promotional Allowances

The retail value of food, beverage, and other complimentary items furnished to customers without charge is included in revenues and then deducted as promotional allowances. The costs of providing such promotional allowances are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Food and beverage	$2,341	$2,348	$7,431	$7,376

Hotel	646	492	2,179	1,407

	$2,987	$2,840	$9,610	$8,783

Note 2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Goodwill and Intangible Assets

Goodwill represents the excess of reorganization value over fair value of assets acquired and liabilities assumed in fresh start accounting at June 30, 2010. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter and in certain situations between those annual dates, if interim indicators of impairment arise. Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, by comparing the estimated fair value of the indefinite-lived intangible asset to the carrying values using a discounted cash flow approach. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations and tests for impairment when indicators arise. No impairment indicators arose during the nine months ended September, 30 2012 which would give cause for an interim test to be performed on Goodwill or intangible assets.

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

Fair Value of Financial Instruments

                The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the short-term maturity of these instruments. As of September 30, 2012 and December 31, 2011, the fair value of the senior secured notes was approximately $416.3 million and $399.4 million, respectively, as determined by the Company, using available market information. Inputs used to calculate the fair value of the senior secured notes have been derived principally from observable market data and therefore, the Company classifies the estimated fair value of the senior secured notes as a level 2 measurement. In addition, the fair value of the capital lease obligation approximates its carrying value, as determined by the Company, using available market information (See Note 10).

Stock-Based Compensation

Stock-based compensation awards are determined based on the grant date fair value of the award and are expensed ratably over the service period of the award. Stock-based compensation expense recognized under all share-based arrangements for the three months ended September 30, 2012 and 2011 was $0.3 million and $0.2 million, respectively. Stock-based compensation expense recognized under all share-based arrangements for the nine months ended September 30, 2012 and 2011 was $0.6 million and $0.4 million, respectively (See Note 8).

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

The Company recorded income taxes for the Michigan Business Tax (“MBT”), which is considered an income tax under the provisions of the Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The MBT had a gross receipts tax component and an income tax component for the period ended June 30, 2011. Based on state of Michigan tax reform, the MBT was eliminated effective January 1, 2012 and deferred taxes related to the MBT were adjusted in the second quarter of 2011. In lieu of the MBT, the state of Michigan enacted a six percent corporate income tax which became effective January 1, 2012. The Company did not record a state deferred income tax benefit, as a valuation allowance was recorded at the federal and state level for the entire deferred asset amount. The Company is in a full valuation allowance during the period ended September 30, 2012. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

The Company recognizes interest and penalties related to unrecognized tax benefits within the current income tax expense.

The Company’s net deferred tax assets were approximately $26.2 million as of September 30, 2012 and a valuation allowance of approximately $26.2 million was recorded. The Company had a deferred tax liability of approximately $15.1 million as of September 30, 2012 and recorded an estimated income tax contingency of $9.0 million in relation to certain potential taxes that could be assessed in connection with the enactment of the Plan in other accrued income taxes. Included within the income tax contingency are approximately $1.7 million and $0.4 million of penalty and interest, respectively, at September 30, 2012, and $1.7 million and $0.1 million of penalty and interest, respectively, at December 31, 2011. The Company believes it is possible that such uncertainties may be resolved within the next twelve months.

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the Property, Plant, and Equipment topic of the FASB ASC, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No events or changes in circumstances indicated that the carrying amount of the assets will not be recoverable based on the Company’s interim assessment for the nine months ended September 30, 2012. No impairment was recorded during the nine months ended September 30, 2012, and 2011.

Note 2. Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

The following are accounting standards adopted or issued recently that were evaluated for potential impact on the Company.

The FASB issued Accounting Standards Update (“ASU”) No. 2011-04 to amend Fair Value Measurements and Disclosures (Topic 820). For assets and liabilities that are measured at fair value on a recurring and nonrecurring basis in the statement of financial position after initial recognition, a reporting entity shall disclose information regarding the valuation techniques and inputs used to develop those measures. For recurring fair value measurements using significant unobservable inputs (Level 3), the entity shall disclose the effect of the measurements on earnings (or changes in net assets) or other comprehensive income for the period. The Company recently adopted FASB ASU No. 2011-04, however the adoption of this topic did not have a material impact on the consolidated financial statements.

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

Note 3. Emergence from Chapter 11

Fresh Start Consolidated Balance Sheet

In accordance with the Reorganizations topic of the FASB ASC 852, the Company adopted fresh-start reporting upon the Effective Date. The Company was required to apply the provisions of fresh-start reporting to its financial statements because the reorganization value of the assets on the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, and the holders of the existing voting shares of Greektown Holdings, its direct and indirect subsidiaries and certain affiliates (collectively, the “Debtors” or “Predecessor”), common stock immediately before confirmation received less than 50 percent of the voting shares of the emerging entity. Fresh-start reporting is required on the date on which the plan of reorganization is confirmed by the Bankruptcy Court, but should not be applied until all material conditions to the Plan are satisfied. All material conditions to the Plan were satisfied on June 30, 2010, the Effective Date.

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

The enterprise value using the Discounted Cash Flow Analysis was determined using the Predecessor’s financial projections for the periods through 2013. The four year compounded annual growth rate used in the projections was 2.7%. These financial projections were provided in the Plan disclosure statement and included anticipated changes associated with the Company’s reorganization plans, general market conditions, as well as other pertinent economic factors. The discount rate applied was 11%, which was calculated using a weighted average cost of capital analysis based on comparable statistics of the Company’s peer group. The present value of all cash flows after 2013 were calculated using terminal values which were calculated by applying exit multiples ranging from 7.0x to 8.0x the 2013 financial projections which was then discounted 11%. Exit multiples ranging from 7.0x to 8.0x were based upon comparable company EBITDA multiples of the Company’s peer group.

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

 In accordance with fresh start reporting, at June 30, 2010, the Company’s enterprise value of $662.7 million was allocated to existing assets using the measurement guidance provided in accounting guidance related to business combinations. In addition, liabilities, other than deferred taxes, were recorded at the present value of amounts estimated to be paid. Finally, the Predecessor’s accumulated deficit was eliminated and the Company’s new debt and equity were recorded at fair value in accordance with the Plan. Deferred taxes have been determined in accordance with accounting guidance related to income taxes.

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

Reorganization Items and Fresh Start Adjustments

Reorganization items represent amounts incurred as a direct result of the Chapter 11 cases and were comprised of the following (in thousands):

Nine months ended September 30,
2011
Non-cash reorganization items
Discharge of liabilities subject to compromise	$687
Total non-cash reorganization items	$687
Professional fees and expenses
Legal professional fees	(1,376)
Consulting professional fees	(170)
U.S. Trustee fees and other expenses	(290)
Total professional fees and expenses	(1,836)
Net loss on reorganization items	$(1,149)

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

Other identifiable intangible assets as of September 30, 2012 consist of the following (in thousands):

Other identifiable intangible assets	Gross Amount	Accumulated Amortization	Net Intangible Asset	Assumed Useful Life

Trade names	$26,300	$—	$26,300	Indefinite
Rated player relationships	69,000	31,050	37,950	5 years
Casino development rights	117,800	—	117,800	Indefinite
Total other identifiable intangible assets	$213,100	$31,050	$182,050

Amortization expense related to the rated player relationships intangible asset for the three and nine months ended September 30, 2012 and 2011 totaled $3.5 million and $10.4 million, respectively. Annual amortization expense for the years ended December 31, 2012, 2013, and 2014 is estimated to be $13.8 million for each of the respective years, and approximately $6.9 million for the year ended December 31, 2015.

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

               The Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year beginning on the date of the Indenture and ending December 31, 2012. For the period ended September 30, 2012, the Company does not anticipate to make any excess cash flow payments as of December 31, 2012.

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

We are exploring the potential refinancing of the Senior Secured Notes prior to their July 1, 2015 due date. Our ability to consummate any refinancing would be subject to numerous uncertainties, including the availability of financing on acceptable terms, market conditions, and the receipt of required regulatory approvals. There can be no assurance that any such refinancing will occur.

Note 5. Debt (continued)

Revolving Credit Agreement

On the Effective Date, the Company entered into a Credit Agreement with Comerica Bank for the Revolving Loan. On July 6, 2011 and May 24, 2012, the Company together with Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the “Credit Agreement”).

General: The Credit Agreement provides for the Revolving Loan, which expires on December 30, 2013. The Revolving Loan is a revolving credit facility in an aggregate principal amount of up to $30 million (including $5 million for the issuance of standby letters of credit). The maximum expiration of individual letters of credit is twelve months after the issuance thereof or, if earlier, the maturity of the Revolving Loan. On May 24, 2012, the Company and Comerica Bank executed an amendment to the company's Revolving Loan agreement. The amendment, which been approved by the MGCB, increased the aggregate principal amount available under the facility by $15.0 million to $45.0 million.

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

As a result of revisions made in the May 24, 2012 amendment to the Credit Agreement, interest is equal to LIBOR plus 2.25% (under the LIBOR option set forth in the agreement) or the prime rate less 0.25% (under the prime rate option set forth in the agreement), provided that the Company’s leverage ratio remains in excess of 4.0:1.0.

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

The May 24, 2012 amendment to the Credit Agreement eliminated the June 30, 2012 outside date for the release of the liens on a small parcel of real property (the “Trapper’s Parcel”) underlying a portion of our casino operations which secure indebtedness owed to Greektown LLC and third parties (the “Trappers Lien”) in favor of an agreement to use commercially reasonable efforts to cause such liens to be released.

Note 5. Debt (continued)

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

The May 24, 2012 amendment to the Credit Agreement increased the aggregate principal amount available under the facility by $15.0 million to $45.0 million and provided that any borrowings under the additional $15.0 million commitment are required to fund expenditures relating to the new valet parking facility, and are to be repaid in quarterly installments equal to 1/20th of the amount advanced, commencing on the earlier of July 1, 2013 and the first month after the parking facility’s completion date. The amendment does not modify the term of the Revolving Loan, which expires on December 30, 2013, unless renewed or extended.

Note 5. Debt (continued)

The amendment also, among other things, excludes capital expenditures relating to the valet parking facility from the Fixed Charge Coverage Ratio calculation not to exceed $25.7 million.

As of September 30, 2012, the Company had no amounts outstanding under the Revolving Credit Agreement and approximately $0.9 million of letters of credit outstanding.

Note 6. Shareholders’ Equity

Common Stock

Greektown Superholdings is authorized to issue 5 million shares of Common Stock, of which 152,054 shares were issued and outstanding as of September 30, 2012 and 4,004 unvested restricted shares have been granted. A total of 4,354,935 shares of Greektown Superholdings’ Common Stock are designated as Series A-1 Common Stock, par value $0.01 per share (the “Series A-1 Common Stock”), and a total of 645,065 shares of Greektown Superholdings’ Common Stock are designated as Series A-2 Common Stock, par value $0.01 per share (the “Series A-2 Common Stock”). Each share of Series A-1 Common Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Common Stock and such shares differ only with respect to voting rights as set forth below.

Preferred Stock

               Greektown Superholdings is authorized to issue 2,333,333 shares of Preferred Stock. A total of 1,688,268 shares of Greektown Superholdings’ Preferred Stock are designated as Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), of which 1,463,535 were issued and outstanding as of September 30, 2012. A total of 645,065 shares of Greektown Superholdings’ Preferred Stock are designated as Series A-2 Participating Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred Stock,” and together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”), of which 162,255 shares were issued and outstanding as of September 30, 2012. A holder’s shares of Series A Preferred Stock are voluntarily convertible at the election of such holder and all shares of Series A Preferred Stock are mandatory convertible upon the vote or written consent of 66 2/3% of the then outstanding shares of Series A Preferred Stock voting together as a single class (with each holder of Series A-1 Preferred Stock and each holder of Series A-2 Preferred Stock entitled to cast one vote with respect to each share of Series A-1 Preferred Stock or Series A-2 Preferred Stock held by such holder). Each share of Series A-1 Preferred is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-1 Common Stock as is determined by dividing (A) the sum of $100 per share of Series A Preferred Stock plus an amount equal to the aggregate amount of accrued but unpaid dividends per share of Series A Preferred Stock whether or not declared and subject to certain adjustments (the “Series A Reference Price”) by (B) the Series A Conversion Price (defined below) in effect at the time of conversion, and (ii) the maximum number of shares of Series A-1 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation of Greektown Superholdings and in compliance with the requirements of the MGCB. Each share of Series A-2 Preferred Stock is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-2 Common Stock as is determined by dividing the Series A Reference Price by the Series A Conversion Price in effect at the time of conversion and (ii) the maximum number of shares of Series A-2 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation and in compliance with the requirements of the MGCB. The “Series A Conversion Price” means an amount initially equal to $100 but which is subject to adjustment for stock splits, combinations, certain dividends and distributions and with respect to mergers, reorganizations and similar transactions as set forth in the Certificate of Incorporation. Each share of Series A-1 Preferred Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Preferred Stock and such shares differ only with respect to voting rights, as set forth below.

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

These gaming taxes and fees are in addition to the taxes, fees, and assessments customarily paid by business entities conducting business in the state of Michigan and the city of Detroit. The Company recorded $18.1 million and $17.7 million, as gaming tax expense for the three months ended September 30, 2012, and 2011, respectively and $57.5 million and $56.1 million for the nine months ended September 30, 2012, and 2011, respectively.

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

The Company accounts for its stock based compensation in accordance with FASB ASC Topic 718 Stock Compensation. Stock based compensation expense for the three months ended September 30, 2012, and 2011 totaled $0.3 million and $0.2 million, respectively.

The following table summarizes the Company’s restricted shares and restricted share units unvested stock activity for the nine months ended September 30, 2012, and 2011:

	Nine months ended September 30, 2012
	Restricted Shares	Restricted Share Units
Unvested at December 31, 2011	7,843	11,333
Granted	—	6,164
Vested	(3,839)	(3,666)
Unvested at September 30, 2012	4,004	13,831

	Nine months ended September 30, 2011
	Restricted Shares	Restricted Share Units

Unvested at December 31, 2010	8,983	—
Granted	4,109	7,000
Vested	(3,940)	—
Unvested at September 30, 2011	9,152	7,000

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

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the three and nine months ended September 30, 2012, and 2011 (in thousands, except per share data):

	Three months ended September 30,
	2012	2011

Net loss attributable to common stockholders for basic computation	$(6,735)	$(7,165)

Less: Preferred stock dividends	(3,048)	(3,048)

Less: Preferred stock dividends on shares underlying warrants	(1,243)	(1,243)

Adjusted net loss available to common stockholders	$(11,026)	$(11,456)

Basic loss per common share:

Weighted average common shares outstanding	151,716	144,231

Basic and diluted loss per common share	$(72.68)	$(79.43)

Note 9. Earnings per share (continued)

	Nine months ended September 30,
	2012	2011
Net loss attributable to common stockholders for basic computation	$(14,281)	$(19,003)

Less: Preferred stock dividends	(9,145)	(9,145)

Less: Preferred stock dividends on shares underlying warrants	(3,730)	(3,730)

Adjusted net loss available to common stockholders	$(27,156)	$(31,878)

Basic loss per common share:

Weighted average common shares outstanding	147,763	142,048

Basic and diluted loss per common share	$(183.78)	$(224.42)

Due to the Company’s net losses for the three and nine months ended September 30, 2012 and 2011, the dilutive effect of restricted share units, convertible preferred stock, and warrants were not included in the computation of EPS, as their inclusion would have been anti-dilutive.

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

Note 10. Fair Value Measurements (continued)

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

Note 11. Michigan Gaming Control Board Covenant (continued)

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

               In May of 2012, the MGCB permitted the Company to exclude capital expenditures in relation to the construction of the valet parking facility from the MGCB Fixed Charge Coverage Ratio calculation. The Company was in compliance with the MGCB Fixed Charge Coverage Ratio calculation for the three months ended September 30, 2012.

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

Under the Revised Development Agreement, should a “triggering event” (as defined therein) occur, the Company must sell its assets, business, and operations as a going concern at their fair market value to a developer named by the city of Detroit. The Company noted that for the nine months ended September 30, 2012, no triggering event has occurred. As part of the bankruptcy reorganization process, the Company engaged Moelis & Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provides for a success fee if certain requirements are met. Moelis asserted an administrative claim for fees and expenses totaling approximately $12.9 million, of which approximately $3 million was paid prior to the effective date of the reorganization. The Company believes such amount substantially exceeds the amount to which Moelis is entitled under its engagement letter. The Company has filed an objection to Moelis’s administrative claim, and a hearing has been scheduled on that matter before the United States Bankruptcy Court for the Eastern District of Michigan May 2013.

Note 12. Commitments and Contingencies (continued)

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

Certain parties to contracts entered into prior to the commencement of the Debtors’ bankruptcy proceedings have asserted claims alleging that the Company assumed those contracts and is responsible for amounts necessary to cure prepetition defaults under such contracts. Certain of such claims have been withdrawn. As of the nine months ended September 30, 2012 no claims were asserted. The amount of claims is estimated to be approximately $0.6 million as of the nine months ended September 30, 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and Overview

           Greektown Superholdings was incorporated under the laws of the state of Delaware on March 17, 2010. Greektown Superholdings was formed to hold, directly and indirectly through Greektown Sub, all outstanding membership interests of Greektown LLC as of the effective date of its emergence from bankruptcy protection. Through Greektown LLC, we own and operate Greektown Casino, which opened in November 2000 within the downtown of the city of Detroit. In February 2009, Greektown Casino completed an expansion, including a 400 room hotel (the “Expanded Complex”) at a cost of approximately $336.3 million. Greektown Casino is one of only three commercial casinos licensed to operate in the state of Michigan and our Expanded Complex offers a range of gaming, dining and entertainment alternatives, including:

•
approximately 100,000 square feet of gaming space with approximately 2,700 slot machines and 60 table games , including a 12,500 square foot salon dedicated to high-limit gaming, and one of the largest live poker rooms in the Metro Detroit Gaming Market;

•	approximately 2,810 attached and 1,750 unattached parking spaces, including over 600 parking spaces for valet parking services;

•	10,000 square feet of convention space;

•	a 400-room hotel;

•	several food outlets on the gaming floor; and

•	multiple bars and entertainment facilities.

             Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and six interstate highways passing through the downtown of the city of Detroit. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors. As of September 30, 2012, the Company had approximately 1.6 million people in our database for Club Greektown. We believe the gaming market in the Detroit area, which consists of three commercial casinos in Michigan (the “Detroit Commercial Casinos”), together with the commercial casino in Windsor, Ontario (the “Metro Detroit Gaming Market”), is primarily a “drive-to” gaming market, with over 95% of patrons residing within 100 miles of Greektown Casino.

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

In 2012, our focus is on engaging a broader customer base through higher levels of service and a wider range of amenities. To that end, our renovation efforts will continue throughout the year. In mid-2011, we began construction on an 850 space valet parking garage facility. The facility is expected to open during the first quarter of 2013, and will increase the convenience with which our guests can access our property, as well as expand the parking capacity in and around our facility. In addition, we are in the process of enhancing our dining offerings, including the addition of a fine-dining restaurant within the casino and a fresh market-style dining venue.

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

The following table reflects the composition of gross casino revenues for the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Gross casino revenue:
Slot machines	$73,213	$72,522	$233,350	$226,919
Table games	11,947	11,206	38,496	38,121
Club point expense	(1,548)	(1,544)	(5,005)	(4,937)
Total gross casino revenue	$83,612	$82,184	$266,841	$260,103

Relationship to gross casino revenues:
Slot machines	87.6%	88.2%	87.4%	87.2%
Table games	14.3%	13.6%	14.4%	14.7%
Club point expense	-1.9%	-1.8%	-1.8%	-1.9%
Total gross casino revenue	100.0%	100.0%	100.0%	100.0%

              Other principal components of revenues are our food and beverage, and hotel revenue, each of which is affected by customer volume and price. The following table reflects the composition of food and beverage, and hotel revenue for the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Gross food and beverage and hotel revenue:
Food and beverage	$5,232	$5,320	$17,497	$17,236
Hotel	3,257	2,848	9,317	8,240
Total gross food and beverage and hotel revenue	$8,489	$8,168	$26,814	$25,476

Relationship to gross revenues:
Food and beverage	5.6%	5.8%	5.9%	6.0%
Hotel	3.5%	3.1%	3.1%	2.9%
Total gross food and beverage and hotel revenue	9.1%	8.9%	9.0%	8.9%

Promotional Allowances

Our gross revenues are reduced by promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of food, beverage and other complimentary items furnished to customers without charge.

Direct Operating Expenses

Direct operating expenses are those that directly relate to our gaming, food and beverage, and hotel operations. The following table illustrates the composition of direct operating expenses and their relationships to net revenues for the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Direct operating expenses:
Casino	$19,228	$19,791	$60,658	$59,884
Gaming taxes	18,071	17,719	57,515	56,058
Food and beverage	3,377	4,070	12,142	14,320
Hotel	2,555	2,288	7,665	6,918
Depreciation & amortization	7,443	8,301	24,623	28,888
Total direct operating expenses	$50,674	$52,169	$162,603	$166,068

Relationship to net revenues:
Casino	24.2%	24.7%	23.8%	24.0%
Gaming taxes	22.7%	22.2%	22.6%	22.5%
Food and beverage	4.3%	5.1%	4.8%	5.7%
Hotel	3.2%	2.9%	3.0%	2.8%
Depreciation & amortization	9.4%	10.4%	9.7%	11.6%
Total direct operating expenses	63.8%	65.3%	63.9%	66.6%

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

Depreciation and amortization. Depreciation and amortization expenses consist primarily of the depreciation expense related to our gaming and non-gaming buildings and improvements, our gaming equipment and furnishings, our non-gaming office furniture and equipment, and amortization related to our rated player relationships intangible asset.

Indirect Operating Expenses

Indirect operating expenses consist predominantly of general overhead expenses that support our overall business, including marketing, advertising and entertainment, non-hotel facilities expenses and other general and administrative expenses. The following table illustrates the composition of indirect operating expenses and their relationships to net revenues for the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Indirect operating expenses:
Marketing, advertising and entertainment	$1,746	$1,732	$5,540	$5,429
Facilities	4,982	4,997	15,089	15,245
General and administrative	12,122	11,525	36,512	34,694
Other	323	85	632	271
Total indirect operating expenses	$19,173	$18,339	$57,773	$55,639

Relationship to net revenues:
Marketing, advertising and entertainment	2.2%	2.2%	2.2%	2.2%
Facilities	6.3%	6.2%	5.9%	6.1%
General and administrative	15.3%	14.4%	14.3%	13.9%
Other	0.4%	0.1%	0.2%	0.1%
Total indirect operating expenses	24.2%	22.9%	22.6%	22.3%

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

General and administrative. General and administrative expenses include the costs of insurance, property taxes, regulatory fees paid to support the MGCB, bonuses paid under union contracts, rent, professional fees, donations, and various employee costs relating to executives, security, compliance, finance, purchasing, human resources, and information technology departments.

Other indirect operating expenses. Other indirect operating expenses are primarily costs associated with maintaining the various retail parking spaces and garages, including utilities and maintenance, related to rental income.

Reorganization Expenses

Reorganization expenses consist primarily of gains from the settlement of liabilities subject to compromise net of fees paid to restructuring professionals, as well as other costs directly associated with the bankruptcy process. The following table illustrates the composition of reorganization expenses and the total net loss on reorganization items and fresh start adjustments to net revenues for the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Non-cash reorganization items
Discharge of liabilities subject to compromise	$—	$—	$—	$687
Total non-cash reorganization items	$—	$—	$—	$687
Professional fees and expenses
Legal professional fees	—	—	—	(1,376)
Consulting professional fees	—	—	—	(170)
U.S. Trustee fees and other expenses	—	—	—	(290)
Total professional fees and expenses	—	—	—	(1,836)
Net loss on reorganization items	$—	$—	$—	$(1,149)

Other Expenses and Income

Other expense consists primarily of interest on our indebtedness, the amortization of deferred financing costs, and accretion of discounts on our 13% Senior Secured Notes (the “Senior Secured Notes”). The following table illustrates the components of other expense and their relationships to net revenues for the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Other (expense)/income:
Interest expense	$(12,657)	$(12,632)	$(37,908)	$(37,853)
Amortization of finance fees and accretion on senior notes	(1,929)	(1,777)	(5,610)	(5,168)
Other	2	(2)	59	(11)
Total other expenses:	$(14,584)	$(14,411)	$(43,459)	$(43,032)

Relationship to net revenues:
Interest expense	-15.9%	-15.8%	-14.9%	-15.2%
Amortization of finance fees and accretion on senior notes	-2.4%	-2.2%	-2.2%	-2.1%
Other	0.0%	0.0%	0.0%	0.0%
Total other expenses:	-18.3%	-18.0%	-17.1%	-17.3%

Provision for Income Taxes

The provision for income taxes reflects our current and deferred provisions, which are considered income taxes under Income Taxes topic of the FASB ASC. The following table illustrates the components of the provision for income taxes and its relationship to net revenues for the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Provision for income taxes:

Tax expense-current	$(74)	$(556)	$(220)	$(1,419)

Tax expense-deferred	(1,682)	(1,680)	(5,046)	(1,310)

Total provision for income taxes	$(1,756)	$(2,236)	$(5,266)	$(2,729)

Relationship to net revenue

Tax expense-current	-0.1%	-1.0%	-0.1%	-1.0%

Tax expense-deferred	-2.1%	-2.1%	-2.0%	-0.5%

Total provision for income taxes	-2.2%	3.1%	-2.1%	-1.5%

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net revenues. Net revenues for the three months ended September 30, 2012 and the three months ended September 30, 2011 were approximately $79.5 million and $80.0 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, sporting and entertainment events simultaneously taking place within the downtown area of the city of Detroit, short-term disruptions related to Casino renovations, and our ability to attract customers within the “Detroit Commercial Market”, made up of the only three commercial casinos in the state of Michigan, and consist of Greektown Casino, MGM Grand Detroit (“MGM Detroit”), and MotorCity Casino (“MotorCity”). New commercial casinos opened in Cleveland, Ohio on May 14, 2012 and in Toledo, Ohio on May 29, 2012. Although the openings of these casinos have negatively impacted the Detroit gaming market, they did not materially affect the Company’s net revenues for the three months ended September 30, 2012. Casino revenue represented 89.5% and 89.9% of gross revenues for the three months ended September 30, 2012 and September 30, 2011, respectively. Promotional allowances as a percentage of gross revenue were 15.0% and 12.5% for the three months ended September 30, 2012 and September 30, 2011, respectively, with the increase resulting from enhanced promotional offers to our patrons in light of the competitive environment in the Detroit Commercial Market.

Direct operating expenses. Direct operating expenses decreased by $1.5 million, or 1.4% as a percentage of net revenues, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The following is a discussion of the principal drivers of trends in direct operating expenses:

•
Casino expenses. Casino-related expenses decreased $0.6 million, or 0.5% as a percentage of net revenues, during the three months ended September 30, 2012 compared to the prior year period. The decrease in this category was primarily driven by a decrease in payroll expense of $0.3 million and a decrease in participation and other expenses of $0.3 million.

•	Gaming taxes. Gaming taxes increased $0.4 million during the three months ended September 30, 2012 compared to the prior year period, as a result of the increase in gross gaming revenue.

•
Food and beverage expenses. Food and beverage expenses decreased $0.7 million, or 0.8% as a percentage of net revenues, during the three months ended September 30, 2012 compared to the prior year period, primarily as a result of a decrease in payroll compensation expense of $0.5 million, due to the Company’s closure of its buffet, which is currently being renovated, and the implementation of other operating efficiencies, a decrease in cost of goods sold of $0.1 million, and a decrease in other expenses of $0.1 million.

•
Hotel expenses. Hotel expenses increased $0.3 million, or 0.3% as a percentage of net revenues, during the three months ended September 30, 2012 compared to the prior year period. This increase was primarily driven by an increase in payroll expense of $0.2 million and other operating costs of $0.1 million, in order to service the higher occupancy and revenue levels experienced in the third quarter of 2012 compared to the prior year period.

•
Depreciation and amortization expense. Depreciation and amortization expenses decreased by $0.9 million, or 1.0% as a percentage of net revenues, during the three months ended September 30, 2012 compared to the prior year period. This decrease was the result of certain short lived depreciable assets becoming fully depreciated during the three months ended June 30, 2012.

Indirect operating expenses. Indirect operating expenses increased by approximately $0.8 million, or 1.3% as a percentage of net revenues, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The following is a discussion of the principal drivers of trends in indirect operating expenses:

•	Marketing, advertising and entertainment. Marketing, advertising, and entertainment expenses were flat during the three months ended September 30, 2012 compared to the prior year period.

•	Facilities. Facilities expenses were flat during the three months ended September 30, 2012 compared to the prior year period.

•
General and administrative. General and administrative expenses increased by approximately $0.6 million, or 0.9% as a percentage of net revenues, during the three months ended September 30, 2012 compared to the prior year period. The increase primarily related to expenses resulting from the Detroit Casino Council ratification incentives and costs related to the opposition to the failed ballot initiative to expand commercial gaming in the state of Michigan.

•
Other. Other indirect operating expenses increased by approximately $0.2 million, or 0.3% as a percentage of net revenues, during the three months ended September 30, 2012 compared to the prior period. This was primarily due to $0.2 million of Chapter 11 related reorganization items.

           Other expense. Other expense increased by approximately $0.2 million, or 0.3% as a percentage of net revenues, during the three months ended September 30, 2012 compared to the prior year period. The following is a discussion of the primary drivers of the trends in other expense.

•	Interest expense. Interest expense remained consistent during the three months ended September 30, 2012 compared to the prior year period.

•
Amortization of finance fees and accretion of discount on senior notes. Amortization of finance fees and accretion of discount on the Senior Secured Notes increased by approximately $0.2 million, or 0.2% as a percentage of net revenues, during the three months ended September 30, 2012 compared to the prior year period. The increase is related to the amortization expense in relation to the accretion of discount on the Senior Secured Notes, which mature on July 1, 2015.

Provision for income taxes. The provision for income taxes decreased by approximately $0.5 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease was primarily related to tax reform in the state of Michigan. The Michigan Business Tax (“MBT”) was eliminated, effective January 1, 2012.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net revenues. Net revenues for the nine months ended September 30, 2012 and the nine months ended September 30, 2011 were approximately $254.8 million and $249.4 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, sporting and entertainment events simultaneously taking place within the downtown area of the city of Detroit, short-term disruptions related to Casino renovations, and our ability to attract customers within the Detroit Commercial Market. New commercial casinos opened in Cleveland, Ohio on May 14, 2012 and in Toledo, Ohio on May 29, 2012. Although the openings of these casinos have negatively impacted the Detroit gaming market, they did not materially affect the Company’s net revenues for the nine months ended September 30, 2012. Casino revenue represented 89.6% and 90.0% of gross revenues for the nine months ended September 30, 2012 and September 30, 2011, respectively. Promotional allowances as a percentage of gross revenue were 14.4% and 13.7% for the nine months ended September 30, 2012 and September 30, 2011, respectively, with the increase resulting from enhanced promotional offers to our patrons in light of the competitive environment in the Detroit Commercial Market.

Direct operating expenses. Direct operating expenses decreased by $3.5 million, or 2.7% as a percentage of net revenues, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The following is a discussion of the principal drivers of trends in direct operating expenses:

•
Casino expenses. Casino-related expenses increased $0.8 million, but decreased 0.2% as a percentage of net revenue, during the nine months ended September 30, 2012 compared to the prior year period. The increase in this category was primarily driven by an increase of $1.0 million in participation and other expenses, offset by a decrease in payroll expense of $0.2 million.

•	Gaming taxes. Gaming taxes increased $1.5 million during the nine months ended September 30, 2012 compared to the prior year period, as a result of the increase in gross gaming revenue.

•
Food and beverage expenses. Food and beverage expenses decreased $2.2 million, or 0.9% as a percentage of net revenues, during the nine months ended September 30, 2012 compared to the prior year period, primarily as a result of a decrease in payroll compensation expense of $1.2 million, due to the implementation of operating efficiencies, and the Company’s closure of its buffet, which is currently being renovated, a decrease in cost of goods sold of $0.6 million, and a decrease in other expenses of $0.4 million.

•
Hotel expenses. Hotel expenses increased $0.7 million, or 0.2% as a percentage of net revenues, during the nine months ended September 30, 2012, compared to the prior year period. This increase was primarily driven by an increase in payroll expense of $0.5 million and other operating costs of $0.2 million, in order to service the higher occupancy and revenue levels experienced during the nine months ended September 30, 2012, as compared to the prior year period.

•
Depreciation and amortization expense. Depreciation and amortization expenses decreased by $4.3 million, or 1.9% as a percentage of net revenues, during the nine months ended September 30, 2012 compared to the prior year period. This decrease was the result of certain short lived depreciable assets becoming fully depreciated during the nine months ended June 30, 2012.

Indirect operating expenses. Indirect operating expenses increased by approximately $2.1 million, or 0.3% as a percentage of net revenues, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The following is a discussion of the principal drivers of trends in indirect operating expenses:

•
Marketing, advertising and entertainment. Marketing, advertising, and entertainment expenses increased by approximately $0.1 million, but remained flat as a percentage of net revenues, during the nine months ended September 30, 2012 compared to the prior year period.

•
Facilities. Facilities expense decreased by approximately $0.2 million, or 0.2% as a percentage of net revenues, during the nine months ended September 30, 2012 compared to the prior year period. The decrease is due to lower maintenance costs of $0.3 million, offset by an increase in utility costs $0.1 million.

•
General and administrative. General and administrative expenses increased by approximately $1.8 million, or 0.4% as a percentage of net revenues, during the nine months ended September 30, 2012 compared to the prior year period. The increase primarily related to expenses resulting from the Detroit Casino Council ratification incentives and professional fees related to the proxy contest earlier in 2012 and costs related to the opposition to the failed ballot initiative to expand commercial gaming in the state of Michigan.

•
Other. Other indirect operating expenses increased by approximately $0.4 million, or 0.1% as a percentage of net revenues, during the nine months ended September 30, 2012 compared to the prior period. Chapter 11 related reorganization items in the amount of $0.4 million were included in the other expense line item for the nine months ended September 30, 2012. These costs were included in a separate line for the nine months ended September 30, 2011, which totaled approximately $1.1 million.

Other expense. Other expense increased by approximately $0.4 million, or decreased 0.2% as a percentage of net revenues, during the nine months ended September 30, 2012 compared to the prior year period. The following is a discussion of the primary drivers of the trends in other expense.

•	Interest expense. Interest expense remained consistent during the nine months ended September 30, 2012 compared to the prior year period.

•
Amortization of finance fees and accretion of discount on senior notes. Amortization of finance fees and accretion of discount on the Senior Secured Notes increased by $0.4 million during the nine months ended September 30, 2012 compared to the prior year period. The increase is related to the amortization expense in relation to the accretion of discount on the Senior Secured Notes, which mature on July 1, 2015.

Provision for income taxes. The provision for income taxes increased by approximately $2.7 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was primarily related to tax reform in the state of Michigan. The MBT was eliminated, effective January 1, 2012, and all deferred tax liabilities related to MBT were reversed in the second quarter of 2011.

Liquidity and Capital Resources

Overview

           Our cash requirements are for working capital, obligations under a development agreement with the city of Detroit (the “Development Agreement”), gaming taxes, debt service, and the improvement of our facilities. Cash and cash equivalents were $44.5 million as of September 30, 2012.

The Company had $44.1 million of available borrowings under the revolving credit facility with Comerica Bank (the “Revolving Loan”) ($45.0 million of commitment less outstanding letters of credit of approximately $0.9 million). During the nine months ended September 30, 2012, the Company made interest payments of $25.1 million in each of January and July of 2012 in relation to the 13% Senior Secured Notes using cash generated from operating activities.

For the year ending December 31, 2012, capital expenditures are projected to be approximately $44 million, including expenditures on our new valet parking facility, estimated to be approximately $26 million.

As of September 30, 2012 the face amount of the outstanding debt was $385 million due in 2015. During the three months ended September 30, 2012 and 2011 interest expense was $12.7 million and $12.6 million, respectively. During the nine months ended September 30, 2012 and 2011 interest expense was $37.9 million.

Cash Flows

           Our cash flows for the nine months ended September 30, 2012, and 2011 consisted of the following (in thousands).

	Nine months ended September 30,
	2012	2011
Cash flows:
Net cash provided by operating activities	$16,201	$9,552
Net cash (used in) provided by investing activities	(22,347)	6,269
Net cash used in financing activities	(108)	(84)
Net (decrease) increase in cash and cash equivalents	$(6,254)	$15,737

Net cash provided by operating activities. Net cash provided by operating activities increased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase in operating cash flows was primarily due to an improved operating performance and the non-recurrence of payments for the unsecured distribution liability.

Net cash (used in) investing activities. Net cash used in investing activities increased for the nine months ended September 30, 2012 was primarily related to an increase in capital expenditures, including spending on the new valet garage. In addition, the Company received cash, from the disposition of land, during the nine months ended September 30, 2011.

Net cash used in financing activities. Net cash used in financing activities increased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, which increased usage was primarily related to fees paid in relation to the Revolving Credit Agreement in 2012.

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

The Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year beginning on the date of the Indenture and ending December 31, 2012. For the period ended September 30, 2012, the Company does not anticipate to make any excess cash flow payments as of December 31, 2012.

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

We are exploring the potential refinancing of the Senior Secured Notes prior to their July 1, 2015 due date. Our ability to consummate any refinancing would be subject to numerous uncertainties, including the availability of financing on acceptable terms, market conditions, and the receipt of required regulatory approvals. There can be no assurance that any such refinancing will occur.

Revolving Credit Agreement

On the Effective Date, the Company entered into a Credit Agreement with Comerica Bank for the Revolving Loan. On July 6, 2011 and May 24, 2012, the Company together with Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the “Credit Agreement”).

General: The Credit Agreement provides for the Revolving Loan, which expires on December 30, 2013. The Revolving Loan is a revolving credit facility in an aggregate principal amount of up to $30 million (including $5 million for the issuance of standby letters of credit). The maximum expiration of individual letters of credit is twelve months after the issuance thereof or, if earlier, the maturity of the Revolving Loan. On May 24, 2012, the Company and Comerica Bank executed an amendment to the company's Revolving Loan agreement. The amendment, which been approved by the MCCB, increased the aggregate principal amount available under the facility by $15.0 million to $450 million.

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

        As a result of revisions made in the May 24, 2012 amendment to the Credit Agreement, interest is equal to LIBOR plus 2.25% (under the LIBOR option set forth in the agreement) or the prime rate less 0.25% (under the prime rate option set forth in the agreement), provided that the Company’s leverage ratio remains in excess of 4.0:1.0.

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

The May 24, 2012 amendment to the Credit Agreement increased the aggregate principal amount available under the facility by $15.0 million to $45.0 million and provided that any borrowings under the additional $15.0 million commitment are required to fund expenditures relating to the new valet parking facility, and are to be repaid in quarterly installments equal to 1/20th of the amount advanced, commencing on the earlier of July 1, 2013 and the first month after the parking facility’s completion date. The amendment does not modify the term of the Revolving Loan, which expires on December 30, 2013, unless renewed or extended. The amendment also, among other things, excludes capital expenditures relating to the valet parking facility from the Fixed Charge Coverage Ratio calculation not to exceed $25.7 million.

        As of September 30, 2012, the Company had no amounts outstanding under the Revolving Credit Agreement and approximately $0.9 million of letters of credit outstanding.

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

               As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.

           Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report:

3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 14, 2012)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEKTOWN SUPERHOLDINGS, INC.

By:	/s/ Michael Puggi
Name:	Michael Puggi
Title:	President and Chief Executive Officer

By:	/s/ Glen Tomaszewski
Name:	Glen Tomaszewski
Title:	Senior Vice President and Chief Financial Officer, Treasurer

November 13, 2012