Form 10-K/A
period 2011-12-31
Greektown Superholdings, Inc.
filed 2012-12-10
CIK 1487685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

 Explanatory Note

Greektown Superholdings, Inc. (the “Company”) is filing this amendment (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Initial Filing”), filed with the SEC on March 30, 2012, (i) to amend and restate Item 9A of Part II, “Controls and Procedures,” to provide the disclosures required by Item 308 of Regulation S-K and amend the Company’s “Evaluation of Disclosure Controls and Procedures” to reflect the deficiency in management’s report on “Internal Control Over Financial Reporting” as originally filed on the Initial Filing and (ii) to correct inadvertent omissions in Exhibits 31.1 and 31.2 to the Initial Filing.

This Amendment should be read in conjunction with the Initial Filing, which continues to speak as of the date of the Initial Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Initial Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Initial Filing or modify or update any related or other disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including our President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, our President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer) concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to its management, including the President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.

The determination that our disclosure controls and procedures were not effective was the result of an administrative error, due to an insufficiently detailed compliance verification process relative to certain Regulation S-K disclosures, causing management’s report on internal control over financial reporting not to meet the requirements of Item 308 of Regulation S-K in the initial filing (the “Initial Filing”) of our Annual Report on Form 10-K for the year ended December 31, 2011. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”) and concluded that our internal control was effective at December 31, 2011; however, we did not properly disclose, in the Initial Filing, management’s responsibility for establishing and maintaining adequate internal controls over financial reporting under an appropriate framework, nor our conclusion regarding the effectiveness of our internal control over financial reporting. The required additional disclosure is contained in this Amendment.

Internal Control over Financial Reporting

 Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the Company. The Company designs and maintains accounting and internal control systems to provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated, under the supervision and with the participation of the Company’s President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer), the effectiveness of the design and operation of the Company’s internal controls and procedures with respect to financial reporting as of December 31, 2011, based on the COSO Framework. Based upon that evaluation, the Company’s President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer) concluded that the Company’s internal controls and procedures with respect to financial reporting were effective as of December 31, 2011.

The Initial Filing, as amended by this Amendment, does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(3) Exhibits.

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEKTOWN SUPERHOLDINGS, INC.

By:	/s/ Michael Puggi
Name:	Michael Puggi
Title:	President and Chief Executive Officer
Date:	March 30, 2012