Form 10-K
period 2012-12-31
Greektown Superholdings, Inc.
filed 2013-04-12
CIK 1487685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012 OR
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

Yes  ☒   No  ☐

As of April 12, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $13,684,860. As of December 31, 2012, there were 152,054 shares of Series A-1 Common Stock, $0.01 par value, and 0 shares of Series A-2 Common Stock, $0.01 par value, outstanding.

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

PART I

ITEM 1. BUSINESS

Background

Greektown Holdings, L.L.C. (“Greektown Holdings”) was formed in September 2005 as a limited liability company owned by Kewadin Greektown Casino, L.L.C. (“Kewadin Greektown”), which was 100% owned by Sault Ste. Marie Tribe of Chippewa Indians (the “Tribe”), and Monroe Partners, L.L.C. (“Monroe”). Greektown Holdings owns Greektown Casino, L.L.C. (“Greektown LLC”), which is engaged in the operation of a hotel and casino gaming facility known as Greektown Casino Hotel (“Greektown Casino”) located in the downtown area of the city of Detroit that opened November 10, 2000 under a license granted by the Michigan Gaming Control Board (“MGCB”) and a development agreement with the city of Detroit.

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

The Company’s Board of Directors (the “Board of Directors”) adopted a shareholders rights plan on December 30, 2012 (the “Rights Agreement”), subject to approval by the Michigan Gaming Control Board (“MGCB”). Pursuant to the Rights Agreement, a rights distribution was to have been made to each equity holder of the Company on January 24, 2013, but such distribution was subject to delay or suspension as required by the MGCB. The rights were intended to protect the Company and its stockholders from efforts to obtain control of the Company that the Board of Directors determines are not in the best interests of the Company and its stockholders, and to enable all stockholders to realize the long-term value of their investment in the Company. In general terms, the plan would have imposed a significant penalty upon any person or group that acquires 25% or more of the Company voting stock without approval of the Board of Directors or without entering a Stockholders Agreement (described below). On January 16, 2013, the Company announced that the January 24, 2013 distribution date of the rights would be delayed pending approval of the MGCB.

On January 16, 2013, the Company received a letter from Athens Acquisition, LLC (“Athens”), a company owned by Dan Gilbert, who owns Rock Gaming, which in conjunction with Caesars Entertainment Corporation operates Horseshoe Casinos in Cleveland and Cincinnati. The letter from Athens stated it “acquired a small position” in the Company in mid-2012 and that it “entered into an agreement to purchase a large block of the Company’s shares on December 20, 2012.” Athens also stated in the letter that it was willing to acquire the capital stock held by all remaining Company shareholders for a purchase price of $81 per share. Athens requested in the letter that the Board of Directors terminate the Rights Agreement.

On January 17, 2013, the Company announced that its Board of Directors formed a Special Committee of the Board of Directors to review the letter from Athens and that the Special Committee’s mandate is to assess Athens’ position and make a recommendation to the Board of Directors on this and other strategic alternatives. On January 30, 2013, the Company announced that the Special Committee had engaged counsel and financial advisors to assist it in this process.

On January 29, 2013, Athens sent a letter to the Company withdrawing its proposal to acquire the remaining capital stock of Greektown for $81 per share.

On February 8, 2013, Athens filed a Schedule 13D with the Securities and Exchange Commission disclosing that it had entered into an agreement to acquire additional shares from two other shareholders, and in such disclosure, Athens stated that if it consummates all such transactions (entered into through January 31, 2013), it may be deemed to have beneficial ownership representing 76.8% of the voting power of all securities of the Company. Athens further disclosed that, with the exception of the small position it had acquired in mid-2012, the purchase of all such shares was subject to certain conditions, including the approval of the MGCB.

On April 8, 2013, the Company and Athens executed a definitive agreement regarding Athens’ provision of minority protections (the “Stockholders Agreement”) to the non-Athens stockholders of the Company, as more fully described below.

On April 8, 2013, pursuant to the previous approval of the Board of Directors (which was conditioned on the execution of the Stockholders Agreement), (i) the Rights Agreement was terminated and the conditional rights distribution that had been declared on December 30, 2012 was suspended and (ii) the Company’s Bylaws were amended to repeal the December 30, 2012 amendments and restore the Bylaws to their form prior to December 30, 2012. The Rights Agreement and rights distribution had not, in any event, become effective because their effectiveness had been made expressly dependent upon approval of the MGCB and such approval has not been obtained.

On April 9, 2013, the MGCB determined that Athens was eligible, qualified, and suitable under the standards and criteria of the Michigan Gaming Control and Revenue Act, as amended, and the rules promulgated thereunder, and approved the requested transfers of interest in Greektown to Athens. In addition, the MGCB approved the request for qualifier licenses of Daniel Gilbert, chief executive officer of Athens and chairman of Rock Gaming LLC, and Matthew Cullen, president and chief operating officer of Rock Gaming LLC.

Stockholders Agreement

On April 8, 2013, the Company entered into the Stockholders Agreement with Athens. The Stockholders Agreement will become effective upon the date that Athens consummates certain transactions to purchase a majority of the Company’s shares under its existing contracts (the “Agreement Effective Date”), which transactions are listed in Annex 1 to the Stockholders Agreement (the “Securities Purchases”). Athens’ consummation of the Securities Purchases is subject to approval by the MGCB. The MGCB granted such approval at a meeting of the MGCB held on April 9, 2013, and the Company anticipates that Athens will promptly consummate the Securities Purchases.

The Stockholders Agreement provides for certain minority rights and protections to current non-Athens stockholders of the Company (the “Minority Stockholders”) and certain other matters.

Minority Director Representation

Pursuant to the Stockholders Agreement, the Board of Directors will contain at least two (2) independent directors, one of which will be a representative of the Minority Stockholders (the “Minority Independent Director”). The independent directors must qualify as independent under the New York Stock Exchange listing rules and have no material past or present commercial or personal relationship or ties with any affiliate of the Company.

The first Minority Independent Director will be Freman Hendrix and the first replacement Minority Independent Director will be Darrell Burks, both of whom are current members of the Board of Directors. Upon the resignation or removal of Darrell Burks as the first replacement Minority Independent Director in accordance with the terms of the Stockholders Agreement, the then-serving members of the Board of Directors will designate a successor Minority Independent Director. A majority of the Minority Stockholders will have a veto right over any such successor designation of the Minority Independent Director.

Liquidity Rights—Generally

The Stockholders Agreement requires that Athens provide each Minority Stockholder with at least two (2) opportunities for liquidity in respect of each Minority Stockholder’s Company securities (each such opportunity, a “Liquidity Event”) from the Agreement Effective Date until the later to occur of (i) six (6) months after the Agreement Effective Date and (ii) December 31, 2013 (the “Liquidity Period”). The first Liquidity Event must occur as soon as reasonably practicable after the Agreement Effective Date and the second during the last month of the Liquidity Period.

The price to be paid to participating holders during each Liquidity Event will be $90 per share on an unconverted basis (the “Liquidity Price”). The Liquidity Price payable to any participating Minority Stockholder will be adjusted downward to the extent such Minority Stockholder has elected to convert its shares of the Company’s preferred stock into shares of the Company’s common stock (i.e., the Liquidity Price does not provide Minority Stockholders with any credit for accrued and unpaid dividends on shares of the Company’s preferred stock).

So long as the economic result described in the immediately preceding paragraph is the same, each Liquidity Event may be provided by any means, at the election of Athens, including by merger or otherwise. If any Liquidity Event is effectuated by merger, Athens must permit each Minority Stockholder with the right to elect to receive cash or securities in the surviving entity of the merger.

Rights in respect of the Liquidity Events are enforceable by the Minority Stockholders and are not transferrable.

Until the expiration of the Liquidity period, Athens is required to own and retain at least $145 million of Company securities, which amount will be calculated on the basis of the purchase price paid by Athens for those securities.

Liquidity Rights—Standard General and Brigade

In order to participate in any Liquidity Event offered pursuant to the Stockholders Agreement, certain affiliated funds of Standard General L.P. (“Standard General”) and Brigade Leveraged Capital Structured Fund Ltd. (“Brigade”) are each required to first (i) execute an Investor Rights Agreement in the form attached to the Stockholders Agreement as Annex 2 and (ii) deliver such executed Investor Rights Agreement to the Company and Athens within ten (10) business days following the Agreement Effective Date.

The form of Investor Rights Agreement provides that the executing investor (Standard General and/or Brigade) will release all existing claims against the Company, Athens and their respective subsidiaries and affiliates. In addition, the executing investor will agree to not disparage the Company, Athens or any of their respective subsidiaries and affiliates until Athens effectuates a short-form merger between it (or any of its wholly-owned subsidiaries) and the Company in accordance with the Delaware General Corporation Law (a “Short-Form Merger”), unless the Investor Rights Agreement is earlier terminated in accordance with its terms.

The form of Investor Rights Agreement also provides that, in addition to any rights Standard General or Brigade may have with respect to any Liquidity Event under the Stockholders Agreement, an executing investor (Standard General and/or Brigade) will have a right to put all of its Company securities owned as of the date of the Investor Rights Agreement to Athens (the “Sale Right”) until the later to occur of (i) six (6) months after the Agreement Effective Date and (ii) December 31, 2013. The price to be paid by Athens upon a proper exercise of the Sale Right will be $90 per share on an unconverted basis (the “Sale Price”). The Sale Price will be adjusted downward to the extent Standard General or Brigade, as applicable, has elected to convert its shares of the Company’s preferred stock into shares of the Company’s common stock (i.e., the Sale Price does not provide any credit for accrued and unpaid dividends on shares of the Company’s preferred stock).

On the closing date of any proper exercise of the Sale Right, Standard General or Brigade, as applicable, must reaffirm certain release, waiver and representation provisions of the Investor Rights Agreement. In addition, Standard General or Brigade, as applicable, will be prohibited from exercising any Sale Right if it or any of its subsidiaries or affiliates has asserted claims against the Company, Athens or any of their respective subsidiaries or affiliates. The Sale Right is not transferrable.

The form of Investor Rights Agreement requires that an executing investor (Standard General and/or Brigade) agree that its sole remedy will be to seek appraisal under Section 262 of the Delaware General Corporation Law in the event that the Company and Athens engage in a “long-form” merger pursuant to Section 251, Section 252, Section 263 or Section 264 of the Delaware General Corporation Law.

Co-Sale (Tag-Along) Rights

The Stockholders Agreement provides all Minority Stockholders with a “co-sale” or “tag-along” right to participate in any sale or transfer by Athens of Company securities to any person (other than a transfer of a direct or indirect interest in Athens representing a less than 40% beneficial ownership interest in the Company or transfers by Athens to any of its subsidiaries or affiliates). Any Minority Stockholder may elect to exercise its co-sale right by sending a notice to the Company and Athens within 30 days after the Company delivers a notice regarding a proposed sale by Athens for which the co-sale right applies under the terms of the Stockholders Agreement. A Minority Stockholder will be deemed to have waived its co-sale right if it fails to give notice to the Company within the required time period specified in the immediately preceding sentence. The co-sale right is not transferrable and will remain in effect until Athens effectuates a Short-Form Merger, unless the Stockholders Agreement is earlier terminated in accordance with its terms as described in “Stockholders Agreement—Term” below.

Preemptive Rights

The Stockholders Agreement provides all Minority Stockholders with preemptive rights with respect to (i) Company equity issuances and (ii) Company debt issuances to Athens and/or its affiliates, subject in both cases to certain enumerated exceptions. If the Company proposes an issuance subject to the preemptive rights, it will give written notice to each Minority Stockholder at least fifteen (15) days prior to the proposed issuance. Each Minority Stockholder will then have fifteen (15) days from receipt of any such notice to irrevocably elect to exercise its preemptive rights. The preemptive rights are not transferrable and will remain in effect until Athens effectuates a Short-Form Merger, unless (i) the Stockholders Agreement is earlier terminated in accordance with its terms as described in “Stockholders Agreement—Term” below or (ii) the preemptive rights are waived by the written approval of the Minority Independent Director (or, if there is no Minority Independent Director then serving, a majority of the independent directors of the Board), if such waiver is deemed to be in the best interest of the Company.

Minority Independent Director Consent Rights

The Stockholders Agreement requires that the Minority Independent Director (or, if there is no Minority Independent Director then serving, a majority of the independent directors of the Board of Directors) approve certain actions, including:

•	Any amendment to the Company’s Certificate of Incorporation or Bylaws, or the organizational documents of any subsidiary of the Company, that would disproportionately adversely affect the Minority Stockholders;
•	Any transaction between the Company, on the one hand, and Athens or its affiliates, on the other hand, in excess of $1,000,000 individually or $4,000,000 in the aggregate, other than actions contemplated by the Stockholders Agreement and de minimis incidental usage of the Company’s facilities at prevailing market rates; and
•	Any issuance of Company securities in connection with any joint venture or strategic partnership entered into by the Company.

The consent rights with respect to the matters described above will remain in effect until Athens effectuates a Short-Form Merger, unless the Stockholders Agreement is earlier terminated in accordance with its terms as described in “Stockholders Agreement—Term” below.

U.S. Securities and Exchange Commission Registration

The Stockholders Agreement provides that (i) the Company stock will continue to be registered under the Securities Act of 1933, as amended, and (ii) the Company will continue to file periodic reports pursuant to the Securities Exchange Act of 1934, as amended. The registration and reporting requirements will remain in effect until Athens effectuates a Short-Form Merger, unless (i) the Stockholders Agreement is earlier terminated in accordance with its terms as described in “Stockholders Agreement—Term” below or (ii) such registration and reporting requirements are waived by the approval of the Minority Independent Director (or, if there is no Minority Independent Director then serving, a majority of the independent directors of the Board of Directors).

Termination of Rights Agreement and Amendment Bylaws

As disclosed above, pursuant to the terms of the Stockholders Agreement, the Rights Agreement was terminated and the Company’s Bylaws were amended to repeal the December 30, 2012 amendments and restore the Bylaws to their form prior to December 30, 2012.

Term

The Stockholders Agreement will terminate upon the earliest to occur of (i) Athens effectuating a Short-Form Merger, (ii) the consummation of a sale or transfer of Company securities whereby neither Athens nor any of its affiliates beneficially owns a majority of Company securities, and (iii) the time when all Company securities are owned by Athens and/or its affiliates.

Other Miscellaneous Matters

Releases

The Stockholders Agreement provides that each of the Company and Athens agrees to release the other party and its subsidiaries and affiliates from all existing claims. The release does not apply to any claims in respect of performance of the parties’ respective obligations under the Stockholders Agreement.

Short-Form Merger

The Stockholders Agreement requires Athens to promptly effectuate the Short-Form Merger once Athens owns 90% or more of the outstanding shares of each class of stock of the Company. Pursuant to the Short-Form Merger, all remaining Minority Stockholders will be required to sell their stock for cash consideration.

Board Member Changes after the Agreement Effective Date

After the Agreement Effective Date, the Company will file with the U.S. Securities and Exchange Commission a Schedule 14F-1 Information Statement, relating to the change in a majority of the members of the Board of Directors. Within ten (10) days after the Company’s filing of a Schedule 14F-1, the Company will cause the Board of Directors to consist solely of Daniel Gilbert, Matthew Cullen, Freman Hendrix and Darrell Burks.

Amendments and Modifications to the Stockholders Agreement

Any amendment, modification or supplement to the Stockholders Agreement must be in writing and approved by the Minority Independent Director (or, if there is no Minority Independent Director then serving, a majority of the independent directors of the Board of Directors), and signed by the Company and Athens.

Indemnification of Directors and Officers

The Stockholders Agreement requires the Company and Athens to indemnify all of the Company’s present and former directors and officers (the “Indemnified Parties”), and if indemnification is not available, to provide contribution (if legally permissible). Athens has the right to elect to control the defense and the settlement of all claims for which the Indemnified Parties may request indemnification or contribution. Athens and the Company will purchase a tail directors and officers insurance policy covering all Indemnified Parties for a period of six (6) years, and the Indemnified Parties will have third-party beneficiary rights to enforce the indemnification provisions of the Stockholders Agreement.

Athens’ Access Rights

The Stockholders Agreement permits Athens to meet with the management of the Company to discuss matters relating to the transition of ownership in the Company and to participate in discussions with lenders regarding the Company’s previously-announced refinancing proposal.

Business Overview

Greektown Superholdings was incorporated under the laws of the state of Delaware on March 17, 2010. Greektown Superholdings was formed to hold, directly and indirectly through Greektown Sub, all outstanding membership interests of Greektown LLC, as of the Effective Date. Through Greektown LLC, we own and operate Greektown Casino which opened in November 2000 within the downtown of the city of Detroit. In February 2009, Greektown Casino completed an expansion, including a 400 room hotel (the “Expanded Complex”) at a cost of approximately $336.3 million. Greektown Casino is one of only three commercial casinos licensed to operate in the state of Michigan and our Expanded Complex offers a full range of gaming, dining and entertainment alternatives, including:

•	approximately 100,000 square-feet of gaming space with approximately 2,900 slot machines and 62 table games, including a 12,500 square-foot salon dedicated to high-limit gaming, and a live poker room;

•	approximately 3,709 attached and 1,750 unattached parking spaces, including 899 parking spaces for valet parking services;

•	10,000 square feet of convention space;

•	a 400-room hotel;

•	two restaurants and several food outlets on the gaming floor; and

•	multiple bars and entertainment facilities.

Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and six interstate highways passing through the downtown of the city of Detroit. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors. As of December 31, 2012, we had approximately 1.2 million people in our database for Club Greektown. We believe the gaming market in the Detroit area, which consists of three commercial casinos in Michigan (the “Detroit Commercial Casinos”), together with the commercial casino in Windsor, Ontario (the “Metro Detroit Gaming Market”) is primarily a “drive-to” gaming market, with over 95% of our patrons residing within 100 miles of Greektown Casino.

The Company has been engaged in a substantial renovation effort designed to improve the quality of the gaming and entertainment experience. In 2011, we reconfigured our table games to drive greater excitement and traffic, and improve operational efficiencies. We also introduced two new casino bars, Asteria and The Fringe, which offer video poker as well as an expansive beverage assortment. Asteria also offers a flexible entertainment space and a quick-service food outlet. In mid-2011, we began construction on an 899 space valet parking garage facility. The facility opened February 7, 2013, increasing the convenience with which our guests can access our property, as well as expanding the parking capacity in and around our facility. In addition, we enhanced our dining offerings, including the addition of a fine-dining restaurant, Brizola, which opened December 21, 2012, and a fresh market-style dining venue, the Market District, which opened February 2, 2013.

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

The gaming market in the state of Michigan, which contains both commercial and tribal casinos, consists of the Detroit Commercial Casinos and twenty-two Native American-owned gaming facilities that operate under compacts. Four racetracks are also located in the state of Michigan, each of which offer horse betting, but are not authorized to offer slot machine or table gaming. There is also a racetrack in Windsor that operated over 750 slot machines; however, at the order of the Ontario Lottery and Gaming Corporation (“OLG”), such slot machines were removed from the racetrack on April 30, 2012.

In addition to the Metro Detroit Gaming Market, the state of Ohio has opened three commercial casinos in 2012, which include the Horseshoe Casino in Cleveland, Hollywood Casino in Toledo, and Hollywood Casino in Columbus. In addition, a Horseshoe Casino in Cincinnati opened on March 4, 2013 and a race track in Cleveland is scheduled to open in spring 2013 with approximately 1,150 slot machines.

Overview of direct competition

The direct competitors of Greektown Casino are the two other Detroit Commercial Casinos and Caesars Windsor. The Detroit Commercial Casinos operate as commercial entities under the Michigan Gaming Control & Revenue Act and Administrative Rules – promulgated 1998 & amended 2008 (the “Michigan Gaming Act”). The Detroit Commercial Casinos are licensed to offer gaming, with no specific limit on the number of gaming positions that they may operate within their authorized gaming square footage. MGM Detroit, MotorCity and Caesars Windsor may each have greater name recognition and financial, marketing and other resources than Greektown Casino. For instance, MGM Detroit benefits from the use of a national player database. Caesars Windsor is managed by a consortium that includes Caesars Entertainment, Inc. and Hilton Hotels Corporation, both of which have a national presence. By comparison, we have the area’s most recently completed casino hotel complex and numerous significant renovations. The Company believes these property enhancements will enable us to cater to the casual customer who is in the Greektown district for dining, entertainment, and sporting events that we believe would not otherwise be served by our primary competitors.

The table below illustrates Greektown Casino’s percentage of the total adjusted gross gaming revenues of the Detroit Commercial Casinos for years ended December 31, 2012 and 2011. The total adjusted gross receipts for the Detroit Commercial Casinos decreased approximately 0.5% in 2012. For more information, see Part II Item 7 – “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

	Year Ended December 31,
	2012	2011
Detroit Commercial Casinos (1)
MGM Detroit	42.7%	42.1%
MotorCity	32.4%	33.1%
Greektown Casino	24.9%	24.8%
Total	100.0%	100.0%

(1)	Market share values for the Detroit Commercial Casinos in the above table and elsewhere in this statement were obtained from the MGCB website: http://www.michigan.gov/mgcb.

Below is a more detailed summary of the gaming amenities offered by MGM Detroit, MotorCity and Caesars Windsor.

MGM Detroit. MGM Detroit was the first casino to open in Detroit, in July 1999, and since 2001 has generally been the market leader based on share of adjusted gross gaming revenues. In October 2007, MGM Detroit completed construction of a new, permanent casino. The new facility houses approximately 100,000 square feet of gaming space with an estimated 4,000 slot machines and 100 table games including poker, 400 hotel rooms, 12 restaurants/bars and entertainment venues. The property also offers a 30,000-square-foot meeting facility, which includes a 14,000-square-foot ballroom. For the year ended December 31, 2012, MGM Detroit’s adjusted gross casino revenues were $604.9 million, representing a 0.9% increase over the comparable period in the prior year. MGM Resorts International owns a controlling interest in MGM Detroit, with the remaining interest held by Detroit Partners, LLC, a group of local residents and businesses. MGM Detroit benefits from the use of a national player database.

MotorCity. MotorCity was the second casino to open in Detroit, in December 1999, and since 2001 has generally maintained a second-place market position based on share of adjusted gross gaming revenues behind MGM Detroit. In 2008, MotorCity completed its expanded complex. The renovated facility has 100,000 square feet of gaming space with an estimated 2,900 slot machines and 71 table games including poker, 7 restaurants/bars, four entertainment venues, a 400 room hotel, a spa and a 1,500 seat theater. For the year ended December 31, 2012, MotorCity’s adjusted gross casino revenues were $459.8 million, representing a 2.6% decrease over the comparable period in the prior year. The facility is privately owned by its sole stockholder, Marian Ilitch.

Caesars Windsor. Caesars Windsor opened in May 1994. Caesars Windsor is the largest casino-resort in Canada and is owned by the government of Ontario and operated by a consortium that includes Caesars Entertainment, Inc. and Hilton Hotels Corporation. At its peak in the late 1990s, the casino attracted in excess of six million visitors annually. In 2008, Caesars Windsor completed an expansion of its casino costing approximately CAD $400 million, which resulted in a complex of approximately 100,000 square feet of gaming space, 90 table games, 2,500 slot machines and 3,000 parking spaces. Caesars Windsor also offers 758 hotel rooms, a 5,000 seat entertainment center and approximately 100,000 square feet of convention space. Caesars Windsor’s adjusted gross gaming revenues for the year ended December 31, 2012 were not publicly available prior to the issuance of this report.

Ohio Casinos

On November 3, 2009, a casino initiative passed in the state of Ohio authorizing casino-style gaming at four locations within the state: Cincinnati, Cleveland, Columbus and Toledo. Hollywood Casino in Toledo and Horseshoe Casino in Cleveland opened in May 2012. Hollywood Casino in Columbus opened in October 2012. The Toledo, Cleveland and Columbus casinos are approximately 60 miles, 180 miles, and 210 miles from the city of Detroit, respectively. Construction began on the Cincinnati casino in November 2011 and opened March 4, 2013. Below is a more detailed summary of amenities offered by Horseshoe Cleveland, Hollywood Toledo, and Hollywood Columbus:

Horseshoe Cleveland. Horseshoe Cleveland was the first casino to open in Ohio, in May 2012. The new smoke-free facility has approximately: 96,000 square feet of gaming space; 1900 slots; 117 table games and 4 restaurants. For the year ended December 31, 2012, Horseshoe Cleveland’s reported adjusted gross revenues were $176.4 million. Rock Ohio Caesars, a joint venture between Caesars Entertainment and Rock Gaming, owns and operates Horseshoe Cleveland.

Hollywood Toledo. Hollywood Toledo was the second casino to open in Ohio, in May 2012. The new smoke-free facility has approximately: 125,000 square feet of gaming space; 2,000 slots; 60 table games including a 20 table poker room, 4 restaurants and 2,450 parking spaces. For the year ended December 31, 2012, Hollywood Toledo’s reported adjusted gross revenues were $117.9 million. Penn National Gaming owns and operates Hollywood Toledo.

Hollywood Columbus. Hollywood Columbus opened in Columbus in October 2012. The new smoke-free facility has approximately: 160,000 square feet of gaming space; 3,000 slots; 70 table games; 30 tables of live poker; 4 restaurants and 3,700 parking spaces. For the year ended December 31, 2012, Hollywood Columbus’s reported adjusted gross revenues were $56.2 million. Penn National Gaming owns and operates Hollywood Columbus.

Michigan tribal gaming

Twenty-two Native American-owned casinos are currently operating in western, central and northern Michigan, the closest of which is 113 miles from Greektown Casino. A number of additional Native American casinos are in various stages of the planning process:

•	A tribe has entered into a land settlement agreement with the state of Michigan and is currently seeking U.S. Congressional approval to construct a casino in Monroe County, Flint, or Romulus, which would be within 20 to 75 miles of Greektown Casino.

•	Another tribe has also entered into a land settlement agreement with the state of Michigan and is currently seeking U.S. Congressional approval for a casino in Port Huron, which would be within 75 miles of Greektown Casino.

•	Another tribe re-submitted an application in October 2009 to the U.S. Department of the Interior to construct a $300 million casino development, including a 200 room hotel and retail space, in Romulus, Michigan after having a previous application dismissed in 2008. The proposed development would be within 20 miles of Greektown Casino. In February 2011, the tribe partnered with a developer to again seek Congressional and state approvals to build a casino.

•	Another tribe has publicly announced an agreement with the state of Michigan to amend an existing compact. The amendments to the compact would allow the tribe to seek to place land in trust with the United States Department of Interior to construct a new casino in northern Michigan. Certain proposed amendments to the compact must be approved by the Michigan Legislature and the tribe must submit an application to the United States Department of Interior to place certain land in trust in order to construct the casino in northern Michigan.

•	A tribe has publicly announced its intentions to construct a $245 million casino development in the city of Lansing, Michigan, which would be approximately 90 miles from Greektown Casino. The tribe is required to comply with federal statutory and regulatory requirements, including the Indian Gaming Regulatory Act and the Michigan Indian Land Claim Settlement Act, or seek U.S. Congressional approval before it can operate a casino in Lansing as tribal casinos are generally restricted to their own reservations. On March 5, 2013 a federal judge granted a preliminary injunction requested by the state of Michigan which prevents the tribe from asking the federal government to put the land in trust for the casino.

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

Lottery

We also compete with the state of Michigan’s Lottery Division, which offers a variety of lottery tickets and drawings. Additionally, the MGCB began overseeing and licensing charitable gaming for nonprofit organizations throughout the state of Michigan in April 2012. In 2004, the state of Michigan also introduced new “Club Games,” including keno and various pull-tab games, in licensed bars and restaurants.

Internet Gaming

The Department of Justice (“DOJ”) under the current federal administration had originally expressed the view that the U.S. Wire Act of 1961 applied to all forms of Internet gambling, and therefore all Internet gambling was illegal under the existing law. However, the DOJ has since concluded that the Wire Act of 1961 is limited only to sports betting. The Unlawful Internet Gambling Enforcement Act (“UIGEA”) was passed into law in 2006. The UIGEA attacks the payment mechanisms used to place bets, and pay off winners, through the thousands of offshore online gambling sites currently in operation. The statute makes it illegal for banks, credit card companies or similar institutions to collect on a debt incurred through an online gambling site. However, the UIGEA did not update the federal Wire Act of 1961 to specifically apply to all forms of online gambling. There are ongoing efforts at the federal level to legalize internet gaming, including, but not limited to, internet poker, but no such efforts have yet been successful. Should online poker or other forms of internet gambling become legal in the United States, it would not only increase the level of competition we face but also increase the number of gaming opportunities.

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

Employees and Unions

As of December 31, 2012, we employed approximately 1,800 people, of which approximately 1,410 or 78% are unionized full-time employees, across various functional areas. Our unionized employees are members of two union groups: (i) the Detroit Casino Council (the “DCC”), which is made up of five unions, the UAW, HERE, Teamsters, Carpenters and Operating Engineers, and (ii) the International Union, Security, Police, Fire Professionals of America (the “SPFPA”), which consists of security personnel. The DCC union which represents the majority of our employees ratified a four year labor agreement with Greektown Casino on October 24, 2011. The SPFPA ratified a four year labor agreement with Greektown Casino on June 16, 2012. We consider our relationships with our employees and the labor unions to be good.

Business Seasonality

Our gaming operations are affected by the weather. We have experienced downturns in customer volume during the summer months and increases in volume during winter months, although we do experience lower volume during winter storms and harsh weather. These seasonal and adverse weather conditions in the Detroit metropolitan area may discourage potential customers from visiting us. We believe we have also experienced downturns in customer volume as a consequence of nearby road repairs and construction, which generally occur in the spring, summer and fall, as well as during various sporting or entertainment events simultaneously taking place within the downtown area of the city of Detroit.

Environmental Matters

We are subject to federal, state of Michigan and local environmental, safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Oil Pollution Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980. We have not made, and do not anticipate making, material expenditures with respect to these environmental laws, regulations and ordinances. However, the attendant compliance costs associated with them may result in future additional costs to our operations.

Intellectual Property

We believe it is important to protect our significant trademarks and service marks by registering them for use in connection with the underlying goods and services, as appropriate at the federal or state of Michigan level. Some, but not all of the significant trademarks include “GREEKTOWN CASINO,” “GREEKTOWN CASINO (& DESIGN),” “LET THE PARTY BEGIN AT GREEKTOWN!”, “GREEKTOWN CASINO-HOTEL”, “GAME ON”, and “CLUB GREEKTOWN” are registered in the U.S. Patent and Trademark Office. The restaurant and bar trademarks “ASTERIA,” “BISTRO 555,” “TRAPPER’S PATIO,” “TRAPPER’S SNACK BAR,” “SUPER PIT” and “THE FRINGE” are registered with the state of Michigan. Finally, the advertising marks “BONU$ PLAY,” “BONU$ BUCKS,” “BONU$ BET,” “BONU$ POINTS,” “GREEKTOWN CASINO-HOTEL (NEW logo),” and “DETROIT’S WINNING ADDRESS” are registered with the state of Michigan.

Government Regulation

The ownership and operation of our gaming facility is subject to various state of Michigan and city of Detroit laws, rules and regulations in the jurisdiction in which we are located. We are subject to the provisions of the Michigan Gaming Act and rules promulgated thereunder (the “Michigan Rules”), the MGCB, including the MGCB rules (the “MGCB Rules”) and MGCB orders and resolutions (“MGCB Orders and Resolutions”) and various local ordinances and regulations, and are subject to the regulatory control of the MGCB, the city of Detroit and the Michigan Liquor Control Commission. Additionally, we must comply with a variety of federal regulations (i.e. Bank Secrecy Act, U.S. Patriot Act, Office of Foreign Assets and Control, and others). The following is a summary of the provisions of the material laws and regulations applicable to our gaming operations and other laws and regulations applicable to us. The summary does not purport to be a comprehensive description and is qualified in its entirety by reference to the appropriate laws and regulations.

Michigan Gaming Regulation

Greektown LLC is licensed to operate in the state of Michigan pursuant to the Michigan Gaming Act. The Michigan Gaming Act and Michigan Rules subject the ownership and operation of commercial casino gaming facilities to extensive licensing and regulatory requirements and require the licensee to have a development agreement in effect with the city of Detroit and the Economic Development Corporation (“Detroit EDC”) of the city of Detroit.

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

      The Michigan Gaming Act and Michigan Rules provide for annual license renewal as long as the MGCB determines that the casino licensee continues to meet the requirements established by the Michigan Gaming Act and Michigan Rules. Greektown LLC’s original license was issued on November 10, 2000. As of year ended December 31, 2012, the Company was in compliance in all material respects with the MGCB licensing requirements.

In connection with our emergence from Chapter 11, the MGCB issued an order granting approval of our new ownership structure, capitalization and management which provides that we must comply with certain covenants, including a minimum fixed charge coverage ratio maintenance covenant. The Company was out of compliance with such covenant for the twelve month measurement period ended March 31, 2013 based upon current estimates. At the April 9, 2013 meeting of the MGCB, the MGCB approved the Company’s request for suspension of the covenant for the measurement period ending March 31, 2013. Refer to Item 1A. Risk Factors “We are subject to compliance with a regulatory fixed charge coverage maintenance covenant required by the MGCB”.

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

Michigan Gaming Taxation and Fees

Under the provisions of the Michigan Gaming Act, we must pay a combined state of Michigan and city of Detroit wagering tax equal to 19% of adjusted gross receipts payable daily and a municipal services fee in an amount equal to the greater of 1.25% of adjusted gross receipts or $4.0 million annually. For the years ended December 31, 2012 and December 31, 2011, we paid gaming taxes of $74.8 million and $75.0 million, respectively. These gaming taxes are included in Greektown Casino’s operating expenses. In addition to gaming taxes, we are required to make an annual payment for certain costs to the MGCB. During the years ended December 31, 2012 and December 31, 2011, the Company paid a fee of approximately $10.6 million and $10.2 million, respectively, to the MGCB. The Company recorded expense of approximately $10.3 million and $10.2 million related to the amortization of the annual fees for the years ended December 31, 2012 and December 31, 2011, respectively. The MGCB fees are included in Greektown Casino’s general and administrative expenses. These gaming taxes and fees are in addition to the taxes, fees and assessments customarily paid by business entities conducting business in the state of Michigan and the city of Detroit.

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

From March 1998 through December 31, 2012, the city of Detroit has been paid approximately $128.2 million under the terms of the Development Agreement, excluding casino gaming taxes.

In addition to gaming taxes, we are also obligated to pay 1% of our adjusted gross receipts to the city of Detroit, to be increased to 2% of our adjusted gross receipts in any calendar year in which adjusted gross receipts exceed $400 million, beginning on the day our adjusted gross receipts exceed $400 million and continuing until the end of that calendar year. In addition, when adjusted gross receipts exceed $400 million, we would be required to pay $4 million to the city of Detroit. We did not exceed the $400 million in adjusted gross receipts for the calendar year ending December 31, 2012.

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

We face significant competition principally from two other casinos in Detroit, MGM Detroit and MotorCity (collectively with Greektown Casino, the “Detroit Commercial Casinos”), as well as Caesars Windsor, which is located directly across the Detroit River from Detroit. MGM Detroit, MotorCity and Caesars Windsor may each have greater name recognition and financial, marketing and other resources than we do, and all three casinos completed major renovations/expansion projects in the past several years that have the potential to increase their respective market share of the Metro Detroit Gaming Market.

In addition, we compete with other gaming facilities throughout the state of Michigan and surrounding states as well as nationwide, including casinos located on Native American reservations and other land-based casinos. Twenty-two Native American-owned casinos are currently operating in western, central and northern Michigan, the closest of which is 113 miles from Greektown. Furthermore, two tribes have entered into land settlement agreements with the state of Michigan, and both tribes are currently seeking U.S. Congressional approval of the agreements to take the land into trust for new land-based casinos. One tribe is seeking to locate a casino in Michigan in one of Monroe County, Flint or Romulus, while the other tribe is seeking to locate a casino in Port Huron, and both proposed casinos would be within 20-75 miles of Greektown Casino. No U.S. Congressional approval has yet been obtained, but one tribe has partnered with a developer to seek Congressional and state approvals. Also, another tribe has been federally recognized and is seeking to enter into a compact with the state of Michigan for a casino in western Michigan, and an additional tribe has indicated that it intends to apply to the Bureau of Indian Affairs for trust status for a site in Romulus. Furthermore, a tribe has publicly announced its intentions to construct a $245 million casino development in Lansing, Michigan outside of its reservation, which would be approximately 90 miles from Greektown Casino. The tribe is required to comply with federal statutory and regulatory requirements, including the Indian Gaming Regulatory Act and the Michigan Indian Land Claim Settlement Act, or seek U.S. Congressional approval before it can operate a casino in Lansing as tribal casinos are generally restricted to their own reservations. Michigan also features four racetracks which offer horse betting but are not authorized to offer slot machines or table gaming, and there is an additional racetrack in Windsor, Ontario, Canada, which had over 750 slot machines, at the order of the Ontario Lottery and Gaming Corporation (“OLG”), such slot machines were removed from the racetrack on April 30, 2012.

In 2012, an organization introduced a ballot proposal to expand commercial gaming in the state of Michigan. Although the proposal failed to be placed on the state ballot, future attempts at expanding commercial gaming in Michigan may be successful, and may increase the level of competition that we face.

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

On November 3, 2009, a casino initiative passed in the state of Ohio authorizing casino-style gaming at four locations within the state: Cincinnati, Cleveland, Columbus and Toledo. Hollywood Casino in Toledo and Horseshoe Casino in Cleveland opened in May 2012. Hollywood Casino in Columbus opened in October 2012. The Toledo, Cleveland and Columbus casinos are approximately 60 miles, 180 miles, and 210 miles from the city of Detroit, respectively. Construction began on the Cincinnati casino in November 2011 and opened on March 4, 2013.

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

There are ongoing efforts at the federal level to legalize internet gaming, including, but not limited to, internet poker, but no such efforts have yet been successful. Should online poker or other forms of internet gambling become legal in the United States, it would not only increase the level of competition we face but also increase the number of gaming opportunities.

We have incurred net losses in recent periods. We may continue to incur losses in the future.

We recorded a net loss of $23.8 million and $24.9 million for the year ended December 31, 2012 and December 31, 2011, respectively. We expect to continue to incur losses in fiscal 2013 and may incur losses in future periods. Our future profitability depends on our ability to generate enough revenues to pay regulatory fees and gaming taxes and other mostly variable expenses, such as payroll and marketing, as well as mostly fixed expenses such as our property taxes and interest expense. For more information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our business has been and may continue to be adversely affected by the economic downturn experienced in the United States, and more particularly in the Detroit metropolitan area, as we are highly dependent on discretionary spending by our patrons. Changes in discretionary consumer spending or consumer preferences brought about by factors such as continued unemployment, perceived or actual deterioration in general economic conditions, the housing and credit market crises, increases in fuel costs, bank failures and the potential for additional bank failures, perceived or actual decline in disposable consumer income and wealth, the global economic recession and changes in consumer confidence in the economy may continue to reduce customer demand for the leisure activities we offer and may adversely affect our revenues and operating cash flow.

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

Our directors, officers and most employees, and many of our vendors and their employees performing services for us, must also be approved by the MGCB. If the MGCB were to find a director, officer, employee or vendor to be unsuitable, we would be required to sever our relationship with that person. In addition, our existing gaming licenses, liquor licenses, registrations, findings of suitability, permits and approvals may be revoked, suspended or limited or not renewed when they expire. Any failure to renew or maintain our licenses or receive new licenses when necessary would harm our business and revenues. The compliance costs associated with these laws, regulations and licenses are significant.

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

In connection with our emergence from Chapter 11, the MGCB issued an order granting approval of our new ownership structure, capitalization and management which provides that we must comply with a minimum fixed charge coverage ratio maintenance covenant. The covenant requires us to maintain a ratio of EBITDA to fixed charges (each as defined in the order) on the last day of each calendar quarter of not less than 1.05 to 1.00.

The fixed charge coverage ratio is measured on a trailing four quarter basis. We are required to comply with this covenant for so long as any indebtedness is outstanding under our Revolving Loan facility and the Senior Secured Notes. Although we were in compliance with this covenant as of December 31, 2012, the Company does not anticipate being able to maintain the required minimum ratio of EBITDA to fixed charges for the twelve month measurement period ending March 31, 2013, based upon current estimates. At the April 9, 2013 meeting of the MGCB, the MGCB approved the Company’s request for suspension of the covenant for the measurement period ending March 31, 2013. The MGCB order also contains a limitation on certain restricted payments. See “Regulatory Covenants.”

If we fail to comply with these requirements and we are not able to obtain a waiver from the MGCB, we could be subject to additional restrictions on our ability to operate our casino business, fines and suspension or revocation of our gaming license. The revocation of our gaming license or its suspension for more than a short time could result in an event of default under the credit agreement governing the Revolving Loan facility and an event of default under the indenture governing the Senior Secured Notes and could materially adversely affect or eliminate our ability to generate revenue from our casino operations. Even though we obtained a suspension of the covenant for the measurement period ending March 31, 2013, the MGCB may impose additional covenants or other restrictions on our ability to incur indebtedness, which could materially adversely affect our business.

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

Our business may be adversely affected by our ability to retain key personnel.

We depend on the continued performance of our entire executive management team. If we lose the services of any of our key personnel and cannot replace such persons in a timely manner, it could have an adverse effect on our business.

Our business and results of operations could be adversely affected by weather-related factors and seasonality.

Our gaming operations and results of operations may be adversely affected by weather-related and seasonal factors. We have experienced downturns in customer volume during the summer months and increases in volume during winter months, although we do experience lower volume during winter storms and harsh winter weather. Adverse weather conditions in the Detroit metropolitan area may discourage potential customers from visiting us. We believe we have also experienced downturns in customer volume as a consequence of nearby road repairs and construction, which generally occur in the spring, summer and fall, as well as various sporting or entertainment events simultaneously taking place within the downtown of the city of Detroit.

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

Cybersecurity risks to operational systems, security systems, or infrastructure owned by the Company, or a third-party vendor or supplier.

Interruptions, outages, or breaches of operational systems (including business, financial, accounting, and data processing), security systems, or infrastructure, as a result of cyber incidents, could materially disrupt critical operations, disclose confidential intellectual property, and/or give rise to allegations of or result in a breach of data privacy or other regulations within the United States.

Failure to maintain the integrity of internal customer information could result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

We collect information relating to our guests for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

Work stoppages and other labor problems could have an adverse effect on our business.

The collective bargaining agreements for the SPFPA and DCC unions are effective until June 16, 2016 and October 16, 2015, respectively. A lengthy strike or work stoppage at our casino or increases in our labor costs resulting from any new agreement could have an adverse effect on our business and results of operations.

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

Athens will own a large amount of our stock and therefore can exert significant influence over our management and policies.

Upon completion of its purchase of shares which it has contracted to purchase, Athens will own approximately 76.8% of the voting power of all securities of the company. In view of its large percentage of voting power, Athens will have the ability to exert significant influence over management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets, a merger or a going private transaction. Under the Stockholders Agreement, Athens is required to effect a Short-Form Merger within twenty business days of it becoming the owner of 90% of the Company’s shares.

We might not have sufficient funds to cover potential mandatory repurchase costs due to the change of control.

The acquisition by Athens of the shares it has contracted to purchase, which was approved by the MGCB on April 9, 2013,will constitute a change of control under the Indenture (as defined below) governing our Senior Secured Notes (as defined below). As such, we would be required to offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date. It is possible that we will not have sufficient funds at the time of such payment date to make the required repurchase of the Senior Secured Notes from holders of the Senior Secured Notes who elect to have their share repurchased. If we are required to repurchase any meaningful amount of such notes, we are likely to require third party financing. Neither Athens nor any other third party is obligated to purchase the Senior Secured Notes that are tendered. Further, we have not obtained any commitment to provide financing for any such purchase and there can be no assurance that we would be able to obtain such third party financing within in a timely manner, or at all.

Further, as reported in December, 2012, we had priced credit facilities intended to replace our outstanding Senior Secured Notes and revolving credit facility in their entirety. The closing under such credit facilities did not occur due in part to the Athens acquisition and its effect on us and on the proposed financing. We will continue to revisit our capital structure to provide greater flexibility and reduce our annual cash interest expense. In connection with any such refinancing, we may redeem the Senior Secured Notes in accordance with the terms set forth in the Indenture at the price specified in the Indenture (106.5% through December 31, 2013; 103.5% from January 1, 2014 through December 31, 2014; and par thereafter). There is no assurance when or whether any such refinancing will be consummated as it will be dependent upon, among other factors, general economic and market conditions. Further, we may, in our sole discretion, from time to time, purchase any outstanding Senior Secured Notes through open market or privately negotiated transactions, one or more additional tender or exchange offers or otherwise which may result in consideration that is more or less than the price paid in the Change of Control offer. Any such redemption or purchase would be subject to receipt of the required approvals under our Revolving Loan agreement and from the MGCB.

Risks Related to our Emergence from Bankruptcy

Certain contingent claims against the Debtors in bankruptcy remain outstanding and additional claims may be filed and are subject to adjustment before we are able to satisfy such claims.

On May 29, 2008 (the “Petition Date”), Greektown Holdings, its direct and indirect subsidiaries and certain affiliates (collectively, the “Debtors”) filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Michigan (the “Bankruptcy Court”). A number of contingent claims were filed against the Debtors in their bankruptcy proceedings. The deadline to file administrative claims, professional claims and substantial contribution claims occurred on August 14, 2010. In particular, the Debtors engaged Moelis & Company, LLC (“Moelis”) to act as investment banker as part of the bankruptcy reorganization process. Moelis has asserted a claim for $12.9 million in fees and expenses of which approximately $3 million was paid prior to the Effective Date. The Company believes such amount substantially exceeds the amount to which Moelis is entitled under its engagement letter. The Company has filed an objection to Moelis & Company LLC’s administrative claim, and a hearing on that matter before the United States Bankruptcy Court for the Eastern District of Michigan is scheduled for May 21, 2013.

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

The income taxation of Greektown under federal law and laws of the state of Michigan in connection with the Plan will depend upon, among other things, the precise structure and implementation of the Plan. We may have significant tax liabilities by reason of the restructuring transactions, and also by reason of our holding structure. Greektown Holdings was subject to the Michigan Business Tax (“MBT”) for the year ended December 31, 2011 and, it is possible that we may owe significant amounts of state taxes with respect to the Plan. Any such tax liabilities could have material adverse financial consequences to us.

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

The Company has an estimated income tax contingency of $9.2 million, including interest and penalty, related to certain potential taxes that could be assessed in connection with the enactment of the Plan. The Company requested a ruling from the Michigan Department of Treasury regarding certain potential tax liabilities under the Michigan Business Tax (principally related to the survival of certain Michigan tax attributes such as net operating loss carryforwards and the tax basis of assets) arising from the June 30, 2010 restructuring transactions. The Company failed to receive a favorable ruling. In response, the Company has asked the Bankruptcy Court to issue a determination as to these matters. A hearing on the Company’s request for a determination was held on March 21, 2011, at which time the Bankruptcy Court requested that the parties submit further briefing. Such briefing was submitted and the Bankruptcy Court has not yet ruled.

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

In the past, we have also entered into non-cancelable operating leases, primarily for office and for warehouse space, equipment and vehicles; certain of these leases include escalation clauses relating to the Consumer Price Index, utilities, taxes and other operating expenses. However, the Company did not enter into any of these agreements for the year ended December 31, 2012.

We lease certain portions of our owned facilities to third parties under operating leases, primarily for retail use. Rental income under these leases for the year ended December 31, 2012 was $0.5 million.

ITEM 3, LEGAL PROCEEDINGS

As part of the bankruptcy reorganization process, the Company engaged Moelis & Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provides for a success fee if certain requirements are met. Moelis asserted an administrative claim for fees and expenses totaling approximately $12.9 million, of which approximately $3 million was paid prior to the effective date of the reorganization. The Company believes such amount substantially exceeds the amount to which Moelis is entitled under its engagement letter. The Company has filed an objection to Moelis’s administrative claim, and a hearing on that matter before the United States Bankruptcy Court for the Eastern District of Michigan is scheduled for May 21, 2013.

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

Holders

As of December 31, 2012, the Company had seven, zero, eighteen, three, one, and two holders of record of its Series A-1 Common Stock, Series A-2 Common Stock, Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-1 Preferred Warrants, and Series A-2 Preferred Warrants, respectively.

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

Background and Overview

Greektown Superholdings was incorporated under the laws of the state of Delaware on March 17, 2010. Greektown Superholdings was formed to hold, directly and indirectly through Greektown Sub, all outstanding membership interests of Greektown LLC, as of the Effective Date of its emergence from bankruptcy protection. Through Greektown LLC, we own and operate Greektown Casino which opened in November 2000 within the downtown area of the city of Detroit. In February 2009, Greektown Casino completed its Expanded Complex at a cost of approximately $336.3 million. Greektown Casino is one of only three commercial casinos licensed to operate in the state of Michigan and our Expanded Complex offers a full range of gaming, dining and entertainment alternatives, including:

•	approximately 100,000 square-feet of gaming space with approximately 2,900 slot machines and approximately 60 table games, including a 12,500 square-foot salon dedicated to high-limit gaming, and a live poker room;

•	approximately 3,709 attached and 1,750 unattached parking spaces, including 899 parking spaces for valet parking services;

•	approximately 10,000 square feet of convention space;

•	a 400-room hotel;

•	two restaurants and several food outlets on the gaming floor; and

•	multiple bars and entertainment facilities.

Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and six interstate highways passing through the downtown of the city of Detroit. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors. As of December 31, 2012, the Company had approximately 1.2 million people in our database for Club Greektown. We believe the gaming market in the Detroit area, which consists of Detroit Commercial Casinos together with the commercial casino in Windsor, Ontario (the “Metro Detroit Gaming Market”), is primarily a “drive-to” gaming market, with over 95% of our patrons residing within 100 miles of Greektown Casino.

The following significant factors and trends should be considered in analyzing our operating performance:

Business Strategy: Our business strategy is designed to increase our market share and profitability through strengthening our relationship with current guests, attracting new customers, and improving access to our property.

We renovated substantial portions of the casino in 2011 to improve the quality of the gaming and entertainment experience. In particular, we reconfigured our table games area to drive greater entertainment and traffic, and improve operational efficiencies. We also introduced two new casino bars, Asteria and The Fringe, which offer video poker as well as an expansive beverage assortment. Asteria also offers a flexible entertainment space and a quick-service food outlet. Numerous other improvements were made in 2011, including a revamped first floor promotions area, cage, and club booth, all designed to enhance the physical appeal of our property.

In 2012, to engage a broader customer base through higher levels of service and a wider range of amenities, we introduced a new fine-dining restaurant, Brizola, which offers cuts of prime beef, fresh seafood, varied side dishes and desserts, and a progressive wine menu. Also in 2012, we opened Café Mix, which serves specialty coffees and cocktails, as well as breakfast and lunch items.

Our renovation efforts have continued in 2013, and include the February 2013 opening of the Market District, a multi-outlet casual dining venue offering a wide variety of cuisine located on the main floor of the casino. On February 7, 2013, we opened an 899 space valet parking garage facility. This facility, which is connected to the casino’s main floor via a moving walkway, increases the convenience with which our guests can access our property. In addition, it expands the parking capacity in and around our facility.

Our strategy also improves our ability to address the current and future competitive environment, which includes the possibility of new land-based casinos as well as the introduction of Internet gaming.

Economic Downturn: Our business has been and may continue to be adversely affected by the economic downturn experienced in the United States, and more particularly in the Detroit metropolitan area, as we are highly dependent on discretionary spending by our patrons. Factors such as continued unemployment, population decline, the housing and credit market crises, perceived or actual decline in disposable consumer income and wealth, the global economic recession and changes in consumer confidence in the economy may continue to reduce customer demand for the leisure activities we offer and may continue to adversely affect our business.

Competition: We face significant competition, principally from two other casinos in the city of Detroit, MGM Detroit and MotorCity, as well as Caesars Windsor, which is located directly across the Detroit River from Detroit. MGM Detroit, MotorCity, and Caesars Windsor may each have greater name recognition and financial, marketing and other resources than we do, and all three casinos completed major renovations/expansion projects in the past several years that have the potential to increase their respective market share of the Metro Detroit Gaming Market. In addition, on November 3, 2009, a casino initiative passed in the state of Ohio authorizing casino-style gaming at four locations within the state: Cincinnati, Cleveland, Columbus and Toledo. Hollywood Casino in Toledo and Horseshoe Casino in Cleveland opened in May 2012. Hollywood Casino in Columbus opened in October 2012. The Toledo, Cleveland and Columbus casinos are approximately 60 miles, 180 miles, and 210 miles from the city of Detroit, respectively. Construction began on the Cincinnati casino in November 2011 and opened March 4, 2013. The Metro Detroit Gaming Market experienced an overall gross gaming revenue decrease in 2012 of approximately $7.7 million or 0.5%, as compared to 2011.

In addition, we compete with other gaming facilities throughout the state of Michigan and surrounding states as well as nationwide, including casinos located on Native American reservations and other land-based casinos. Twenty-two Native American-owned casinos are currently operating in western, central and northern Michigan, the closest of which is 113 miles from Greektown.

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

The Department of Justice (“DOJ”) under the current federal administration had originally expressed the view that the U.S. Wire Act of 1961 applied to all forms of Internet gambling, and therefore all Internet gambling was illegal under the existing law. However, the DOJ has since concluded that the Wire Act of 1961 is limited only to sports betting. The Unlawful Internet Gambling Enforcement Act (“UIGEA”) was passed into law in 2006. The UIGEA attacks the payment mechanisms used to place bets, and pay off winners, through the thousands of offshore online gambling sites currently in operation. The statute makes it illegal for banks, credit card companies or similar institutions to collect on a debt incurred through an online gambling site. However, the UIGEA did not update the federal Wire Act of 1961 to specifically apply to all forms of online gambling. Therefore, during the 111th Congress (2009-2010), several bills pertaining to Internet gambling were introduced. There are ongoing efforts at the federal level to legalize internet gaming, including but not limited to, internet poker, but no such efforts have yet been successful. Should online poker or other forms of internet gambling become legal in the United States, it would not only increase the level of competition we face but also increase the number of gaming opportunities.

Business Seasonality: Our gaming operations are affected by the weather. We have experienced downturns in customer volume during the summer months and increases in volume during winter months, although we do experience lower volume during winter storms and harsh weather. These seasonal and adverse weather conditions in the Detroit metropolitan area may discourage potential customers from visiting us. We believe we have also experienced downturns in customer volume as a consequence of nearby road repairs and construction, which generally occur in the spring, summer and fall, as well as during various sporting or entertainment events simultaneously taking place within the downtown area of the city of Detroit.

Key Financial Statement Terms

Revenues

Our gross revenues are derived from casino, food, beverage, hotel, and other revenues. Our largest component of revenues is casino revenues, which represented approximately 89.6% and 89.9% of our total gross revenues for the years ended December 31, 2012 and December 31, 2011, respectively. Gross casino revenues are comprised of revenues from our slot and table games, which are calculated as the difference between the amount wagered and the amount paid to customers.

The club point redemption expenses associated with our “Club Greektown” membership/loyalty program are reflected as a reduction of gross casino revenues. In accordance with the Revenue Recognition topic of the FASB ASC applicable to instances where consideration is given by a vendor to a customer, we reduce gross casino revenues by the cash value of points earned by Club Greektown members and recognize a related liability for any unredeemed points.

The following table reflects the composition of gross casino revenues for the years ended December 31, 2012 and December 31, 2011 (in thousands).

	Year Ended December 31,
	2012	2011
Gross casino revenue:
Slot machines	$302,785	$302,912
Table games	50,155	51,048
Club point expense	(6,396)	(6,564)
Total gross casino revenue	$346,544	$347,396

Relationship to gross casino revenues:
Slot machines	87.4%	87.2%
Table games	14.5%	14.7%
Club point expense	-1.9%	-1.9%
Total gross casino revenue	100.0%	100.0%

Other principal components of our revenues are our food and beverage and hotel revenue, each of which is affected by customer volume and price. The following table reflects food and beverage and hotel revenues for the years ended December 31, 2012 and December 31, 2011 (in thousands).

	Year Ended December 31,	Year Ended December 31,
	2012	2011
Gross food and beverage and hotel revenue:
Food and beverage	$22,827	$23,158
Hotel	12,117	11,004
Total gross food and beverage, and hotel revenue	$34,944	$34,162

Relationship to gross revenues:
Food and beverage	5.9%	6.0%
Hotel	3.1%	2.8%
Total gross food and beverage, and hotel revenue	9.0%	8.8%

Promotional Allowances

Our gross revenues are reduced by promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of food, beverage and other complimentary items furnished to customers without charge.

Direct Operating Expenses

Direct operating expenses are those that directly relate to our gaming, food and beverage, and hotel operations. The following table illustrates the composition of direct operating expenses and their relationships to net revenues for the years ended December 31, 2012 and December 31, 2011 (in thousands).

	Year Ended December 31,	Year Ended December 31,
	2012	2011
Direct operating expenses:
Casino	$79,169	$80,496
Gaming taxes	74,823	74,961
Food and beverage	15,492	18,530
Hotel	10,019	9,156
Depreciation & Amortization	32,264	37,303
Total direct operating expenses	$211,767	$220,446

Relationship to net revenues:
Casino	23.9%	24.1%
Gaming taxes	22.6%	22.5%
Food and beverage	4.7%	5.6%
Hotel	3.0%	2.7%
Depreciation & Amortization	9.7%	11.2%
Total direct operating expenses	63.9%	66.1%

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

Indirect Operating Expenses

Indirect operating expenses consist predominantly of general overhead expenses that support our overall business, including marketing, advertising and entertainment, non-hotel facilities expenses, and other general and administrative expenses. The following table illustrates the composition of indirect operating expenses and their relationships to net revenues for the years ended December 31, 2012 and December 31, 2011 (in thousands).

	Year Ended December 31,	Year Ended December 31,
	2012	2011
Indirect operating expenses:
Marketing, advertising and entertainment	$7,899	$8,287
Facilities	19,907	20,215
General and administrative	48,155	46,072
Other	370	282
Total indirect operating expenses	$76,331	$74,856

Relationship to net revenues:
Marketing, advertising and entertainment	2.4%	2.5%
Facilities	6.0%	6.1%
General and administrative	14.5%	13.8%
Other	0.1%	0.1%
Total indirect operating expenses	23.0%	22.5%

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

Other Income/(Expenses)

Other expenses consist primarily of interest on our indebtedness, the amortization of deferred financing costs, and accretion of discounts on our senior notes. The following table illustrates the components of other expense and their relationships to net revenues for the years ended December 31, 2012 and December 31, 2011 (in thousands).

	Year Ended December 31,	Year Ended December 31,
	2012	2011
Other income/(expense):
Interest expense	$(50,581)	$(50,167)
Amortization of finance fees and accretion of discount on senior notes	(7,540)	(6,938)
Refinancing expense	(1,732)	—
Other income/(expense)	(622)	(1,172)
Total other expense	$(60,475)	$(58,277)

Relationship to net revenues:
Interest expense	-15.2%	-15.1%
Amortization of finance fees and accretion of discount on senior notes	-2.3%	-2.1%
Refinancing expense	-0.5%	0.0%
Other income/(expense)	-0.2%	-0.4%
Total other expense	-18.2%	-17.6%

Provision for Income Taxes

The provision for income taxes reflects our current and deferred provisions, which are considered income taxes under the Income Taxes topic of the FASB ASC. The following table illustrates the components of the provision for income taxes and their relationships to net revenues for years ended December 31, 2012 and December 31, 2011 (in thousands).

	Year Ended December 31,	Year Ended December 31,
	2012	2011
Provision for income taxes:
Tax expense – current	$(211)	$(1,859)
Tax expense– deferred	(6,727)	(2,812)
Total provision for income taxes	$(6,938)	$(4,671)

Relationship to net revenues:
Tax expense – current	-0.1%	-0.6%
Tax expense – deferred	-2.1%	-0.8%
Total provision for income taxes	-2.2%	-1.4%

Refer to Note 2— Summary of Significant Accounting Policies to the Consolidated Financial Statements and Note 9 “Income taxes” presented in Item 8 “Financial Statements and Supplementary Data” of this report.

Results of Operations

Period Ended December 31, 2012 Compared to December 31, 2011

Net revenues. Net revenues for the year ended December 31, 2012 and December 31, 2011 were approximately $331.7 million and $333.4 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, sporting and entertainment events simultaneously taking place within the downtown of the city of Detroit, short-term disruptions related to Casino renovations, and our ability to attract customers within the Detroit Commercial Market. Casino revenue represented 89.6% and 89.9% of gross revenues for the years ended December 31, 2012 and December 31, 2011, respectively. The Company’s 0.2% decline in gross casino revenues in 2012 was consistent with the change in the overall Detroit Commercial Market, whose gross gaming revenues declined approximately 0.5% in 2012 based upon information provided by the MGCB. The Detroit Commercial Market declined 6.9% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and Greektown’s share of the Detroit Commercial Market (based upon information provided by the MGCB) was 24.8% and 25.6% for the three months ended March 31, 2013 and March 31, 2012, respectively.

Direct operating expenses. Direct operating expenses decreased by $8.7 million, or 2.2% as a percentage of net revenues for the year ended December 31, 2012 compared to the year ended December 31, 2011. The following is a discussion of the principal drivers of trends in direct operating expenses:

•	Casino expenses. Casino-related expenses decreased $1.3 million, or 0.2% as a percentage of net revenues for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease in this category was primarily driven by a decrease of approximately $2.5 million in slot participation and progressive expenses and payroll expenses, offset by an increase in other expenses, including maintenance equipment, parts, contract services, direct mail and postage, of $1.2 million.

•	Gaming taxes. Gaming taxes decreased $0.1 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, as a result of the decrease in gross gaming revenue. Gaming taxes as a percentage of gross casino revenue remained consistent at approximately 21.6% during the year ended December 31, 2012, as compared to the year ended December 31, 2011.

•	Food and beverage expenses. Food and beverage expenses decreased $3.0 million, or 0.9% as a percentage of net revenues during the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily as a result of a decrease in payroll compensation expense of $1.8 million, due to the implementation of operating efficiencies and the Company’s closure of its buffet, which was being renovated during 2012. In addition, cost of goods sold decreased $0.9 million, and other expenses decreased $0.3 million.

•	Hotel expenses. Hotel expenses increased $0.9 million, or 0.3% as a percentage of net revenues, during the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase was primarily driven by an increase in payroll expense of $0.6 million, and utilities and other expenses of $0.3 million. These increases were due to higher occupancy rates, which also drove higher revenue.

•	Depreciation and amortization expense. Depreciation and amortization expense decreased $5.0 million, or 1.5% as a percentage of net revenues, during the year ended December 31, 2012 compared to the year ended December 31, 2011. This decrease was the result of certain short lived depreciable assets becoming fully depreciated during the year ended December 31, 2011.

Indirect operating expenses. Indirect operating expenses increased $1.5 million, or 0.5% as a percentage of net revenues, during the year ended December 31, 2012 compared to the year ended December 31, 2011. The following is a discussion of the principal drivers of trends in indirect operating expenses:

•	Marketing, advertising and entertainment. Marketing, advertising and entertainment expenses decreased by approximately $0.4 million, or 0.1% as a percentage of net revenues, during the ended December 31, 2012. The decrease was primarily driven by the decrease in various advertising media, production and art work, and public relations expenses, of approximately $0.7 million, offset by the increase in payroll expenses of approximately $0.3 million.

•	Facilities. Facilities expense decreased by approximately $0.3 million, or 0.1% as a percentage of net revenues, during the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease is due to lower maintenance costs of $0.4 million, offset by an increase in utility costs of $0.1 million.

•	General and administrative. General and administrative expenses increased by approximately $2.1 million, or 0.7% as a percentage of net revenues, during the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase primarily related to expenses resulting from the Detroit Casino Council union contract ratification incentives of $1.5 million, professional fees related to the proxy contest earlier in 2012 of $0.5 million, and costs related to the opposition of the failed ballot initiative to expand commercial gaming in the state of Michigan of $0.3 million.

As previously discussed, on January 30, 2013 the Special Committee of the Board of Directors engaged counsel and financial advisors to assist the Special Committee in its assessment of Athens’ position and other strategic alternatives. Costs associated with these and other advisors are estimated to range between $2.8 million and $3.5 million, and are expected to be incurred principally in the first quarter of 2013.

Upon a change of control, outstanding and unvested restricted stock and restricted share units immediately vest. Based upon the change of control described approved by the MGCB on April 9, 2013, the Company anticipates recognizing approximately $0.9 million of expense related to the accelerated vesting of outstanding and unvested stock-based compensation in the second quarter of 2013.

•	Other. Other indirect operating expenses remained consistent during the year ended December 31, 2012 and December 31, 2011.

Other expenses. Other expenses increased $2.2 million, or 0.7% as a percentage of net revenues, during the year ended December 31, 2012 compared to the year ended December 31, 2011. The following is a discussion of the principal drivers of trends in other expenses:

•	Interest expense, net. Interest expense increased $0.4 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was primarily due to lower interest income of approximately $0.2 million in 2012.

•	Amortization of finance fees and accretion of discount on senior notes. Amortization of finance fees and accretion of discount on the Senior Secured Notes (as defined below) increased by $2.3 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase is primarily related to amortization expense in relation to the accretion of discount on the Senior Secured Notes, which mature on July 1, 2015, increased $0.6 million.

•

Refinancing expense. Refinancing expense increased by $1.7 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase is primarily related to $1.7 million of costs incurred in 2012 for the potential refinancing of the Senior Secured Notes and Revolving Loan facility. These costs were expensed in 2012 due to the subsequent expiration of the lender pricing in March 2013.

•	Other expense. Other expense decreased approximately $0.6 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease is related to lower restructuring costs of approximately $0.4 million in 2012.

Provision for income taxes. The provision for income taxes increased approximately $2.3 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was primarily related to the increase of $3.9 million in deferred taxes due to the nonrecurrence of a tax benefit resulting from the elimination of the MBT in 2011, partially offset by a decrease in the current tax provision due to the elimination of the MBT in 2011.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2012 and 2011.

Liquidity and Capital Resources

Overview

Our cash requirements are for working capital, obligations under the Development Agreement, gaming taxes, debt service, and the improvement of our facilities. Cash and cash equivalents were $49.4 million as of December 31, 2012.

At December 31, 2012, the Company had $29.1 million of available borrowings under our Revolving Loan ($45.0 million of commitment less $15.0 million in borrowings in relation to the construction of the valet parking garage less outstanding letters of credit of approximately $0.9 million).

The Company’s capital expenditures for the year ending December 31, 2012 were approximately $40.3 million, including spending related numerous additions and renovations, including the new valet parking garage, the fine-dining restaurant Brizola, the market-style dining area Market District, and other investments in the property. Capital expenditures for the first quarter of 2013 are expected to approximate $7.5 million, including spending related to the completion of the new valet parking garage.

At December 31, 2012 and 2011 the face amount of the outstanding Senior Secured Notes (as defined below) was $385 million, due in 2015. During the year ended December 31, 2012 and the year ended December 31, 2011, interest expense was $50.6 million and $50.2 million, respectively.

Cash Flows

Our cash flows for the years ended December 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2012	2011
Cash flows:

Net cash provided by operating activities	$24,096	$20,089
Net cash (used in) provided by investing activities	(40,300)	554
Net cash provided by (used in) financing activities	14,892	(84)

Net (decrease) increase in cash and cash equivalents	$(1,312)	$20,559

Net cash provided by operating activities. Net cash provided by operating activities for the year ended December 31, 2012 increased by approximately $4.0 million, as compared to the year ended December 31, 2011. The increase in operating cash flows was primarily due to the payment of an unsecured distribution liability of $10.0 million in 2011, partially offset by collection of a note receivable of $2.0 million and property tax receivable of $3.5 million in 2011.

Net cash (used in) provided by investing activities. Net cash used in investing activities for the year ended December 31, 2012 increased by approximately $40.8 million, as compared to the year ended December 31, 2011. The increase in investing activities was primarily due to the increase in capital expenditures of $24.6 million, driven primarily by spending to construct the new valet garage. In 2011, the Company received proceeds from disposition of real estate of $10.7 million in relation to a land transaction with Wayne County, and reduced restricted cash by $5.0 million.

 Net cash provided (used in) by financing activities. Net cash provided by financing activities for the year ended December 31, 2012 increased by approximately $15.0 million, as compared to the year ended December 31, 2011. The increase in financing activities was primarily due to the $15.0 million of borrowings under the Revolving Loan facility in 2012, partially offset by $0.1 million of financing fees paid in 2012.

Purchase Agreement; Indenture; Senior Secured Notes

On June 25, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”), by and between the Company and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $280.2 million principal amount of its Series A 13% Senior Secured Notes due 2015 (the “Series A Notes”) and $104.8 million principal amount of its Series B 13% Senior Secured Notes due 2015 (the “Series B Notes” and, together with the Series A Notes, the “Senior Secured Notes”), which are guaranteed (the “Guarantees”) by substantially all of the Company’s domestic subsidiaries (the “Guarantors” and, together with the Company’s, the “Obligors”), which subsidiaries executed a joinder to the Purchase Agreement on June 30, 2010.

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

The Company paid approximately $18.3 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively on January 3, 2012. Additionally, the Company paid approximately $18.2 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively on July 2, 2012. Furthermore, subsequent to December 31, 2012, the Company paid approximately $18.2 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively; refer to Item 8 – “Financial and Supplementary Data.”

Guarantees: The obligations of the Obligors under the Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority senior secured basis by all of the Company’s current and future domestic subsidiaries, subject to certain exceptions.

Security: The Senior Secured Notes and the related Guarantees are secured by (i) a second priority lien on substantially all of the properties and assets of the Company and each Guarantor, whether now owned or hereafter acquired, except certain excluded assets and (ii) a second priority pledge of all the capital stock of all the subsidiaries of the Company, subject to certain limitations (in each case subject to certain permitted prior liens and liens securing certain permitted priority lien debt, including borrowings under the Company’s Revolving Loan agreement described below).

       Optional Redemption: On or after January 1, 2013, the Company may redeem some or all of the Senior Secured Notes at any time at the redemption prices specified in the Indentures plus accrued and unpaid interest and special interest, if any, to the applicable redemption date.

       Mandatory Redemption: The Senior Secured Notes are subject to mandatory disposition or redemption following certain determinations by applicable gaming regulatory authorities.

        The Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year beginning on the date of the Indenture and ending June 30, 2015. No excess cash flow payments were required to be made by the Company for the fiscal year ended December 31, 2012.

If the Company experiences certain change of control events, the Company must offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date. If the Company sells assets or experiences certain events of loss under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the Senior Secured Notes at 100% of their principal amount, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date. The acquisition by Athens of the shares that it has contracted to purchase, which was approved by the MGCB on April 9, 2013, would constitute a change of control under the Indenture. See Item 1A. Risk Factors – “If we experience a change of control we might not have sufficient funds to cover potential mandatory repurchase costs.”

Covenants: The Indenture contains covenants limiting the ability of Greektown Superholdings and/or its direct and indirect subsidiaries to, among other things, (i) engage in businesses other than the operation of Greektown Casino; (ii) incur or guarantee additional indebtedness, except as permitted by the Indenture; (iii) create liens; (iv) make certain investments; (v) pay dividends on or make payments in respect of capital stock; (vi) consolidate or merge with other companies; (vii) sell certain assets; (viii) enter into transactions with affiliates; (ix) agree to negative pledge clauses and (x) enter into sales and leasebacks. Failure to comply with these covenants could result in a default under the Indenture unless Greektown Superholdings obtains a waiver of, or otherwise mitigates, the default.

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

The Company had previously announced, on December 19, 2012, the pricing of $455.0 million of credit facilities, intended to replace the Company’s Senior Secured Notes and Revolving Loan facility. As a result of the potential change in ownership, the Company was not in a position to present the refinancing for the required MGCB approval prior to the March 17, 2013 expiration of lender pricing commitments, and therefore did not close the refinancing as contemplated by the December 2012 announcement.

Revolving Loan Agreement

On the Effective Date, the Company entered into a credit agreement with Comerica Bank for the Revolving Loan facility. On July 6, 2011, July 8, 2011, May 24, 2012, and March 18, 2013, the Company and Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the “Credit Agreement”).

General: The Credit Agreement provides for the Revolving Loan, which expires on December 30, 2014. The maximum expiration of individual letters of credit is twelve months after the issuance thereof, if earlier, the maturity of the Revolving Loan. On May 24, 2012, the Company and Comerica Bank executed a Third Amendment to the Credit Agreement. The Third Amendment, which was approved by the MGCB, increased the aggregate principal amount available under the facility by $15.0 million to $45 million (including $5 million for the issuance of standby letters of credit). Any borrowings under the additional $15.0 million commitment are required to fund expenditures relating to the new valet parking garage, and are to be repaid in quarterly installments equal to 1/20th of the amount advanced, commencing on the first month after the parking facility’s completion date in February 2013. The amendment also, among other things, excludes capital expenditures relating to the valet parking garage from the Fixed Charge Coverage Ratio calculation, discussed below, not to exceed $25.7 million.

On March 18, 2013, the Company and Comerica Bank executed a Fourth Amendment to the Credit Agreement and Consent (the “Fourth Amendment”). The Fourth Amendment, which was approved by the MGCB on March 12, 2013, extended the expiration of the Revolving Loan facility from December 30, 2013, to December 30, 2014, amended the definition of “EBITDA” to add back the items described in clauses (vi) through (x) of the summarized definition of “EBITDA” below, added certain capital expenditures to the list of items excludable from the “Fixed Charges” definition, reduced the requirements under the minimum EBITDA covenant for certain periods, and gave Comerica Bank’s consent to the acquisition of 51% or more of the capital stock of the Company by Athens.

Security and Guarantees: The Revolving Loan is secured by a perfected first priority lien and security interest on all the assets of the Company and all its direct and indirect subsidiaries, excluding, among other things, the Company’s gaming license. Additionally, effective July 2011, a requirement for a 45 day annual revolver “clean up period” was added to the Credit Agreement, during which the Company will be required to maintain a zero balance under the Revolving Loan for a period of 45 consecutive days.

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

Prior to July 1, 2012, there was a facility fee of 0.50% per annum on the aggregate revolving credit commitment amount payable quarterly in arrears on the first day of each fiscal quarter. As of May 24, 2012, the amendment replaced the facility fee of 0.50% with an unused line of credit fee of 0.75% per annum on the face amount of commitment less any borrowings outstanding payable quarterly commencing on July 1, 2012 and on the first day of each fiscal quarter thereafter. There is also a non-refundable letter of credit fee of 3.50% per annum on the face amount of each letter of credit payable quarterly in advance.

As a result of the May 24, 2012, Third Amendment to the Credit Agreement, interest is equal to LIBOR plus 2.25% (under the LIBOR option set forth in the agreement) or the prime rate less 0.25% (under the prime rate option set forth in the agreement), provided that the Company’s leverage ratio remains in excess of 4.0:1.0.

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

Certain Covenants: The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions and materiality thresholds, the ability of the Company and its subsidiaries to sell assets and property, incur additional indebtedness, create liens on assets, make investments, loans, guarantees or advances, make distributions, dividends or payments on account of, or purchase, redeem or otherwise acquire, any of the Company’s capital stock, prepay certain indebtedness, engage in acquisitions, mergers or consolidations, engage in transactions with affiliates, amend agreements governing the Company’s indebtedness, including the Senior Secured Notes, make capital expenditures, enter into negative pledges, change the fiscal year and change the Company’s or any subsidiary’s name, jurisdiction of incorporation, or the location at which any Collateral is stored. The Company was in compliance with those covenants on December 31, 2012.

The May 24, 2012 amendment to the Credit Agreement eliminated the June 30, 2012 outside date for the release of the liens on a small parcel of real property (the “Trappers Parcel”) underlying a portion of our casino operations which secure indebtedness owed to Greektown LLC and third parties (the “Trappers Lien”) in favor of an agreement to use commercially reasonable efforts to cause such liens to be released. The Trappers Parcel is encumbered by the Trappers Lien. While the Company believes that these third party liens are discharged pursuant to the terms of the Plan, the liens established by these mortgages were not removed from the title record or insured by the title company prior to the Effective Date. Historical subordination agreements from the third parties holding such mortgages exist whereby such parties have agreed not to exercise remedies until Casino has exercised such remedies under a mortgage in favor of Casino on the same parcel.

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

“Fixed Charge Coverage Ratio” means EBITDA divided by Fixed Charges.

“EBITDA” means Net Income for the applicable period plus, without duplication and only to the extent deducted in determining Net Income, (i) depreciation and amortization expense for such period, (ii) Interest Expense, whether paid or accrued, for such period, (iii) all Income Taxes for such period, (iv) reasonable legal, accounting, consulting, advisory and other out-of-pocket expenses incurred in connection with on-going bankruptcy court proceedings related to the bankruptcy of Greektown Holdings, L.L.C., ending June 30, 2011, (v) for any fiscal quarter ending on or before June 30, 2012, specified non-recurring expenses, (vi) goodwill impairment charges, (vii) certain costs, fees and expenses relating to the proposed refinancing of the Senior Secured Notes or relating to the proposed stock acquisition by Athens, (vii) certain non-cash compensation expenses, (ix) non-cash purchase accounting adjustments, and (x) all other non-cash charges.

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

As of December 31, 2012, the Company had $29.1 million of available borrowings under the Credit Agreement ($45.0 million of commitment less $15.0 million in borrowings in relation to the construction of the valet parking garage less outstanding letters of credit of $0.9 million).

At December 31, 2012, the Company was in compliance with its covenants under the Indenture and the Revolving Loan Agreement.

Michigan Gaming Control Board Covenant

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

The fixed charge coverage ratio is measured on a trailing four quarter basis. We are required to comply with this covenant for so long as any indebtedness is outstanding under our Revolving Loan facility and the Senior Secured Notes. Although we were in compliance with this covenant as of December 31, 2012, the Company does not anticipate being able to maintain the required minimum ratio of EBITDA to fixed charges for the twelve month measurement period ending March 31, 2013, based upon current estimates. At the April 9, 2013 meeting of the MGCB, the MGCB approved the Company’s request for suspension of the covenant for the measurement period ending March 31, 2013. The MGCB order also contains a limitation on certain restricted payments.

If we fail to comply with these requirements and we are not able to obtain a waiver from the MGCB, we could be subject to additional restrictions on our ability to operate our casino business, fines and suspension or revocation of our gaming license. The revocation of our gaming license or its suspension for more than a short time could result in an event of default under the credit agreement governing the Revolving Loan facility and an event of default under the indenture governing the Senior Secured Notes and could materially adversely affect or eliminate our ability to generate revenue from our casino operations. Even though we obtained a suspension of the covenant for the measurement period ending March 31, 2013, the MGCB may impose additional covenants or other restrictions on our ability to incur indebtedness, which could materially adversely affect our business.

FUTURE CASH FLOWS

Contractual Obligations and Commercial Commitments

As of December 31, 2012, the Company had the following contractual obligations and commercial commitments:

	Payment Due By Period (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Senior Secured Notes (1)	$385,000	$—	$385,000	$—	$—
Interest on Senior Secured Notes (2)	150,150	50,050	100,100	—	—
Revolving Loan (3)	15,000	3,000	6,000	6,000	—
Interest on Revolving Loan (4)	1,152	409	548	195
Development Agreement (5)	—	—	—	—	—
Capital Lease Obligations (6)	8,036	336	672	672	6,356
Lump Sum Ratification Payments (7)	1,221	1,221	—	—	—
Total	$560,559	$55,016	$492,320	$6,867	$6,356

(1)	With respect to principal amortization, Greektown Superholdings will be required to redeem the Senior Secured Notes in an amount equal to 50% of Consolidated Excess Cash Flow (defined in the definitive documentation as EBITDA less capital expenditures, less cash interest expense, less cash tax expense) for each fiscal year. All such Consolidated Excess Cash Flow redemption payments are to be made at 103% of principal being repaid. We did not include anticipated principal amortization based on Consolidated Excess Cash Flow in this schedule as these amounts are conditioned on Greektown Superholdings achieving future EBITDA figures that are not determinable at this time. Rather, all principal amortization for purposes of this calculation is assumed to take place upon expiration of the Senior Secured Notes five years from the Effective Date.

(2)	For the purposes of this calculation, interest payments were calculated by applying an interest rate of 13%, which is the rate of the Senior Secured Notes.

(3)

With respect to principal amortization, Greektown Superholdings will be required to repay the Revolving Loan borrowings related to the new valet parking facility in quarterly installments equal to 1/20th of the $15.0 million outstanding, commencing on the first month after the parking facility’s completion date.

(4)	For the purposes of this calculation, interest payments were calculated by applying an interest rate of 3.0%, which is Comerica’s prime rate of 3.25% less 0.25% as of January 30, 2013.

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

(6)	We lease a portion of the Expanded Complex known as the St. Mary’s School Building. In accordance with the provisions of the Leases topic of the FASB ASC, we account for this lease as a capital lease. The amounts listed reflect the minimum contractual lease payments under the lease agreement.

(7)	The DCC ratified a four year labor agreement with the Company on October 24, 2011. The Ratified Agreement provides the following: In the first year of the Ratified Agreement, a first lump sum ratification payment (“Payment”) of $2,500 and $2,000 will be made to full time and part time employees, respectively. The payments were paid in the fourth quarter of 2011. In the third year (after October 17, 2013) of the Ratified Agreement, a second payment of $1,000 and $800 will be made to full time and part time employees, respectively. The payments will be paid in the fourth quarter of 2013.

The Company expects that cash flow from operations together with our unused borrowing capacity under the Revolving Credit Facility will be sufficient to meet our obligations and commitments.

Inflation

We believe that general inflation had no significant impact on our business, results of operations, financial condition or cash flows during the years ended December 31, 2012 and 2011. Absent changes in competitive and economic conditions in Detroit or specific events affecting the hotel and casino industry generally, we do not expect that inflation will have a significant impact on our operations in the future. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general and, therefore, our business, results of operations, financial condition and cash flows.

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

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

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

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the Property, Plant, and Equipment topic of the FASB ASC. The Property, Plant, and Equipment topic of the FASB ASC requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No events or changes in circumstances indicated that the carrying amount of the assets will not be recoverable. No impairment was recorded during the year ended December 31, 2012.

Goodwill and Intangible Assets

Goodwill represents the excess of reorganization value over fair value of assets acquired and liabilities assumed in fresh start accounting. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter and in certain situations between those annual dates, if interim indicators of impairment arise. For the year ended December 31, 2012, no impairment was recorded, based on the Company’s annual impairment testing procedures.

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

The Company’s estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information, and the property’s forecasts. These estimates could be negatively impacted by changes in federal, state, or local regulations; economic downturns; or other events affecting various forms of travel and access to the Company’s properties.

Financing Fees

The Company capitalizes certain financing costs in accordance with the Debt topic of the FASB ASC. Accordingly, we begin capitalizing finance costs when activities in relation to the procurement of financing begin, and cease capitalization when all financing activities are substantially complete. Financing fees are amortized using the effective interest rate method.

Stock-Based Compensation Expense

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. The Company did not record stock-based compensation expense for the six months ended June 30, 2010, as there was no stock-based compensation plan in place at that time, but recorded a stock-based compensation expense for the years ended December 31, 2012 and 2011. The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718.

The weighted-average fair value of the stock-based awards was calculated based on the Black-Scholes option pricing method. The weighted-average fair value was approximately $90 for the year ended December 31, 2012. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Contingencies

We accrue for contingent obligations, including legal costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available. Refer to Note 11 – Commitments and Contingencies of the Consolidated Financial Statements as of December 31, 2012 as presented in Item 8 of this report.

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

The FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350), Update of ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350). The amendments in the update provide companies with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether the company should perform a quantitative impairment test. The amendments in the update also enhances the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendments in the update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this update did not have an effect on the Company’s consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Greektown Superholdings, Inc.

We have audited the accompanying consolidated balance sheets of Greektown Superholdings, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greektown Superholdings, Inc. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Detroit, Michigan
April 12, 2013

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands, except share and per share data)

	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$49,442	$50,754
Accounts receivable – gaming, less allowance for doubtful accounts of $236 and $282 in 2012 and 2011, respectively	710	734
Accounts receivable – other, less allowance for doubtful accounts of $163 and $138 in 2012 and 2011, respectively	1,397	1,216
Inventories	458	398
Prepaid expenses	3,902	5,605
Prepaid Michigan Gaming Control Board annual fee	9,104	8,823
Prepaid municipal service fees	3,411	3,346
Deposits	1,632	1,631
Total current assets	70,056	72,507

Property, building, and equipment, net	342,417	317,085

Other assets:
Financing fees - net of accumulated amortization of $8,530 and $5,086 in 2012 and 2011, respectively	8,235	11,571
Deposits and other assets	30	30
Casino development rights	117,800	117,800
Trade names	26,300	26,300
Rated player relationships - net of accumulated amortization of $34,500 and $20,700 in 2012 and 2011, respectively	34,500	48,300
Goodwill	110,252	110,252

Total assets	$709,590	$703,845

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands, except share and per share data)

	December 31,
	2012	2011

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	17,503	15,128
Accrued interest	25,125	25,063
Accrued expenses and other liabilities	9,858	9,631
Current portion of revolving credit facility	3,000	—
Total current liabilities	55,486	49,822

Long-term liabilities:
Other accrued income taxes	9,165	8,871
Revolving credit facility, less current portion	12,000	—
Senior secured notes - net	371,843	367,748
Obligation under capital lease	2,472	2,489
Deferred income taxes	16,821	10,094
Total long-term liabilities	412,301	389,202

Total liabilities	467,787	439,024

Shareholders’ equity:
Series A-1 preferred stock at $0.01 par value; 1,688,268 shares authorized, 1,463,535 shares issued and outstanding at December 31, 2012 and December 31, 2011	185,396	185,396
Series A-2 preferred stock at $0.01 par value; 645,065 shares authorized, 162,255 shares issued and outstanding at December 31, 2012 and December 31, 2011	20,551	20,551
Series A-1 preferred warrants at $0.01 par value; 202,511 shares issued and outstanding at December 31, 2012 and December 31, 2011	25,651	25,651
Series A-2 preferred warrants at $0.01 par value; 460,587 shares issued and outstanding at December 31, 2012 and December 31, 2011	58,342	58,342
Series A-1 common stock at $0.01 par value; 4,354,935 shares authorized, 152,054 shares issued and outstanding at December 31, 2012 and December 31, 2011	1	1
Series A-2 common stock at $0.01 par value; 645,065 shares authorized, no shares issued	—	—
Additional paid-in capital	14,429	13,652
Accumulated deficit	(62,567)	(38,772)
Total shareholders’ equity	241,803	264,821
Total liabilities and shareholders’ equity	$709,590	$703,845

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Operations
(In Thousands, except share and per share data)

	Year Ended December 31,
	2012	2011
Revenues
Casino	$346,544	$347,396
Food and beverage	22,827	23,158
Hotel	12,117	11,004
Other	5,414	4,763
Gross revenues	386,902	386,321
Less promotional allowances	55,186	52,949
Net revenues	331,716	333,372

Operating expenses
Casino	79,169	80,496
Gaming taxes	74,823	74,961
Food and beverage	15,492	18,530
Hotel	10,019	9,156
Marketing, advertising, and entertainment	7,899	8,287
Facilities	19,907	20,215
Depreciation and amortization	32,264	37,303
General and administrative expenses	48,155	46,072
Other	370	282
Operating expenses	288,098	295,302
Income from operations	43,618	38,070

Other expenses
Interest expense, net	(50,581)	(50,167)
Amortization of financing fees and accretion of discount on senior notes	(7,540)	(6,938)
Refinancing expense	(1,732)	—
Other expense	(622)	(1,172)
Total other expense, net	(60,475)	(58,277)

Loss before income taxes	(16,857)	(20,207)

Income tax expense – current	(211)	(1,859)
Income tax expense – deferred	(6,727)	(2,812)
Net loss	$(23,795)	$(24,878)

Loss per share:
Basic	$(274.64)	$(295.21)
Diluted	$(274.64)	$(295.21)

Weighted average common shares outstanding	149,146	142,423
Weighted average common and common equivalent shares outstanding	149,146	142,423

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Shareholders’ Equity
(In Thousands)

	Common Stock A-1	Common Stock A-2	Preferred Stock A-1	Preferred Stock A-2	Preferred Warrants A-1	Preferred Warrants A-2	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2011	$1	$—	$185,396	$20,551	$25,651	$58,342	$13,033	$(13,894)	$289,080
Net loss								$(24,878)	$(24,878)
Stock based compensation							619		619
Balance at December 31, 2011	$1	$—	$185,396	$20,551	$25,651	$58,342	$13,652	$(38,772)	$264,821
Net loss								(23,795)	(23,795)
Stock based compensation							777		777
Balance at December 31, 2012	$1	$—	$185,396	$20,551	$25,651	$58,342	$14,429	$(62,567)	$241,803

Greektown Superholdings, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
	Year Ended December 31,
	2012	2011
Operating activities
Net loss	$(23,795)	$(24,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,264	37,303
Amortization of financing fees and accretion of discount on senior notes	7,540	6,938
Deferred income taxes	6,727	2,812
Stock based compensation	777	619
Changes in current assets and liabilities:
Accounts receivable - gaming	24	(22)
Accounts receivable - other	(181)	608
Notes receivable	—	2,000
Property tax refund receivable	—	3,451
Inventories	(60)	(15)
Prepaid expenses	1,356	(1,318)
Accounts payable	(1,121)	3,060
Unsecured distribution liability	—	(10,000)
Accrued interest	62	(101)
Accrued expenses and other liabilities	(503)	(368)
Net cash provided by operating activities	24,096	20,089

Investing activities
Decrease in restricted cash	—	5,000
Capital expenditures	(40,300)	(15,661)
Disposition of real estate	—	10,681
Redemption of certificate of deposit	—	534
Net cash (used in) provided by investing activities	(40,300)	554

Financing activities
Borrowings under revolving credit facility	15,000	—
Financing fees paid	(108)	(84)
Net cash provided by (used in) financing activities	14,892	(84)

Net (decrease) increase in cash and cash equivalents	(1,312)	20,559
Cash and cash equivalents at beginning of year	50,754	30,195
Cash and cash equivalents at end of period	$49,442	$50,754

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$50,210	$50,574
Cash paid during the period for income taxes	$—	$2,288

The accompanying notes are an integral part of the consolidated financial statements.

Note 1. Organization, Background & Bankruptcy Consideration

Organization

Greektown Holdings, L.L.C. (“Greektown Holdings”) was formed in September 2005 as a limited liability company owned by Kewadin Greektown Casino, L.L.C. (“Kewadin Greektown”), which was 100% owned by the Sault Ste. Marie Tribe of Chippewa Indians (the“Tribe”) and Monroe Partners, L.L.C. (“Monroe”). Greektown Holdings owns Greektown Casino, L.L.C. (“Greektown LLC”), which is engaged in the operation of a hotel and casino gaming facility known as Greektown Casino Hotel (“Greektown Casino”) located in the downtown of the city of Detroit that opened November 10, 2000 under a license granted by the Michigan Gaming Control Board (“MGCB”) and a development agreement with the city of Detroit (the “Development Agreement”).

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

Note 2. Summary of Significant Accounting Policies

Presentation and Basis of Accounting

The accompanying consolidated financial statements present the financial position of Greektown Superholdings, Inc. and its wholly owned subsidiaries as of December 31, 2012 and 2011. The accompanying consolidated statements of operations and cash flows are included for the years ended December 31, 2012 and December 31, 2011.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, building, and equipment, intangible assets, asset impairments, accrued income taxes, valuation allowance for receivables, and certain other accrued liabilities. Actual results could differ from those estimates.

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

Promotional Allowances

The retail value of food, beverage, and other complimentary items furnished to customers without charge is included in revenues and then deducted as promotional allowances. The costs of providing such promotional allowances are included in casino expenses as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2012	2011

Food and beverage	$9,703	$10,094
Hotel	2,827	2,173
	$12,530	$12,267

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

Inventories

Inventories, consisting of food and beverage items, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories totaled approximately $0.5 million as of December 31, 2012 and approximately $0.4 million as of December 31, 2011.

Deposits

Deposits primarily consist of a workman’s compensation insurance deposit for the permanent casino construction. As of December 31, 2012 and 2011, deposits totaled approximately $1.6 million.

Note 2. Summary of Significant Accounting Policies (continued)

Property, Building, and Equipment

Property, building, and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred and approximated $1.2 million and $1.3 million for the years ended December 31, 2012 and December 31, 2011, respectively.

Financing Fees

The Company incurred certain financing costs in order to secure financing for its emergence from bankruptcy at June 30, 2010. These costs were capitalized and are being amortized over the term of the respective financing agreements.

Gross financing fees capitalized totaled $16.8 million and $16.7 million as of December 31, 2012 and 2011, respectively. Net capitalized financing fees totaled $8.2 million and $11.6 million as of December 31, 2012 and 2011, respectively. The amortization of these fees was $5.1 million and $3.4 million for the years ended December 31, 2012 and December 31, 2011, respectively. Of the $5.1 million amortized in 2012, $1.7 million was related to costs incurred during the refinancing efforts described above.

In addition, the Company incurred $1.7 million of costs related to the Company’s efforts to refinance the Senior Secured Notes and Revolving Loan facility during the three months ended December 31, 2012. These costs were expensed during the fourth quarter of 2012 as the refinancing pricing commitments subsequently expired in March 2013 (See Note 6).

 Goodwill and Intangible Assets

Goodwill represents the excess of reorganization value over fair value of assets acquired and liabilities assumed in fresh start accounting at June 30, 2010. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter and in certain situations between those annual dates, if interim indicators of impairment arise. Goodwill was not impaired for the year ended December 31, 2012, as determined by the Company’s fourth quarter goodwill testing procedures. Goodwill is tested for impairment using a discounted cash flow model based on the estimated future results of the Company, discounted using the market participant-based, weighted-average cost of capital, and market indicators of terminal year capitalization rates. Goodwill is also tested for impairment using a market approach. The Company estimates fair value using an in-exchange premise based upon market capitalization of Level 2 using quoted prices for similar assets, adding an estimated control premium, and then weighting the fair market value to the respective enterprise (see Note 5).

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually in the fourth quarter, by comparing the estimated fair value of the indefinite-lived intangible asset to the carrying values using a discounted cash flow approach. Indefinite-lived intangible assets were not impaired for the year ended December 31, 2012, as determined by the Company’s fourth quarter testing procedures. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations and tests for impairment when indicators arise.

Inherent in the calculation of the fair value of goodwill and indefinite-lived intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record impairment charges in future accounting periods. The Company’s estimates of cash flows are based on the current regulatory, political, and economic climates, recent operating information, and the property’s forecasts. These estimates could be negatively impacted by changes in federal, state, or local regulations; economic downturns; or other events affecting various forms of travel and access to the Company’s property.

Stock-Based Compensation

Stock-based compensation awards are determined based on the grant date fair value of the award and are expensed ratably over the service period of the award. Stock-based compensation expense recognized under all share-based arrangements for the years ended December 31, 2012 and December 31, 2011 was $0.8 million and $0.6 million, respectively (See Note 12).

Earnings per Share

Basic loss per common share (“EPS”) is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from the calculation of diluted EPS (See Note 13).

Note 2. Summary of Significant Accounting Policies (continued)

Reserve for Club Greektown

Greektown Casino sponsors a players club (“Club Greektown”) for its repeat customers. Members of the club earn points for playing the Company’s electronic video and table games.

Club Greektown members may redeem points for cash, and may also earn special coupons or awards. The Company estimates the cash value of points earned by club members and recognizes a related liability for any unredeemed points. The cash value of points earned, and reflected as a direct reduction in casino revenue, totaled $6.4 million and $6.6 million for the years ended December 31, 2012 and December 31, 2011, respectively.

Advertising Expense

The Company expenses costs associated with advertising and promotion as incurred. Advertising and promotion expenses were approximately $6.7 million and $7.5 million for the years ended December 31, 2012 and December 31, 2011, respectively.

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

Prior to 2012, the Company had recorded income taxes for the Michigan Business Tax (“MBT”), which was considered an income tax under the provisions of the income taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The MBT had a gross receipts tax component and an income tax component for the year ended December 31, 2011. Based on state of Michigan tax reform, the MBT was eliminated effective January 1, 2012 and deferred taxes related to the MBT were adjusted in 2011. In lieu of the MBT, the state of Michigan has enacted a six percent corporate income tax, which became effective January 1, 2012. The Company did not record a state deferred income tax benefit, as a valuation allowance was recorded at the federal and state level for the entire deferred asset amount. The Company is in a full valuation allowance and did not record a benefit for losses during the years ended December 31, 2012 and December 31, 2011. Due to the uncertainty in the ability to recognize these deferred tax assets, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

        The Company recognizes interest and penalties related to unrecognized tax benefits within current income tax expense.

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the Property, Plant, and Equipment topic of the FASB ASC, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No events or changes in circumstances indicated that the carrying amount of the Company’s long-lived assets will not be recoverable. No impairment was recorded during the years ended December 31, 2012 and December 31, 2011 (See Note 4).

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the short-term maturity of these instruments. As of December 31, 2012 and 2011, the fair value of the Senior Secured Notes was approximately $412.4 million and $399.4 million, respectively as determined by the Company, using available market information. Inputs used to calculate the fair value of the Senior Secured Notes have been derived principally from observable market data and therefore, the Company classifies the estimated fair value of the Senior Secured Notes as a level 2 measurement. In addition, the fair values of the capital lease obligation and Revolver Loan approximate their carrying values, as determined by the Company, using available market information (See Note 15).

Note 2. Summary of Significant Accounting Policies (continued)

Concentrations of Risk

As of December 31, 2012 and 2011 approximately 1,410 and 1,290, respectively, of the Company’s employees were covered by collective bargaining agreements, including a majority of the Company’s hourly staff. In 2011, the Company entered into a four year agreement with the Detroit Casino Council (“DCC”). The DCC union represents approximately 1,283 union members. In June 2012, the Company entered into a four year agreement with International Union, Security, Police, and Fire Professionals of America (“SPFPA”). The SPFPA union represents approximately 127 union members. We consider our relationship with our employees and the labor unions to be good.

During the year ended December 31, 2012 and December 31, 2011, the Company paid $0.2 million and $3.7 million, respectively, in lump sum payments in lieu of compensation increases in accordance with the Ratification Agreements with the SPFPA and DCC. The Company had $1.8 million and $3.4 million recorded as a prepaid asset for such payments at December 31, 2012 and December 31, 2011, respectively.

During the years ended December 31, 2012 and 2011 approximately 95% of the Company’s patrons came from within a 100-mile radius of the property.

Reclassification

Certain items in the 2011 financial statements have been reclassified to conform to the 2012 presentation.

As the restructuring costs subsequent to the emergence from bankruptcy are no longer material as of December 31, 2012, those are costs no longer required to be separately stated in the statement of operations. Accordingly, the statement of operations classification of restructuring costs subsequent to the emergence from bankruptcy has been classified within other expenses for the year ended December 31, 2012. As a result, for the year ended December 31, 2011 the Company reclassified $1.1 million of restructuring costs from net loss on Chapter 11 related reorganization items to other expense.

Recently adopted accounting pronouncements

The following are accounting standards adopted or issued recently that were evaluated for potential impact on the Company.

The FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350) which allows companies the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of its reporting unit is less than its carrying amount. If a company concludes it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then it would proceed to the current two-step approach to the annual test. Entities are permitted to apply guidance for annual and interim impairment tests performed before September 15, 2011, provided that financial statements for the most recent annual or interim period have not been issued. The adoption of this standard did not have an effect on the Company’s consolidated financial statements.

The FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350), Update of ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350). The amendments in the update provide companies with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether the company should perform a quantitative impairment test. The amendments in the update also enhances the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendments in the update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this update did not have an effect on the Company’s consolidated financial statements.

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

Note 3. Emergence from Chapter 11

Fresh Start Consolidated Balance Sheet

In accordance with the Reorganizations topic of FASB ASC 852, the Company adopted fresh-start reporting upon the Effective Date. The Company was required to apply the provisions of fresh-start reporting to its financial statements because the reorganization value of the assets on the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, and the holders of the existing voting shares of the Greektown Holdings, its direct and indirect subsidiaries and certain affiliates common stock immediately before confirmation received less than 50 percent of the voting shares of the emerging entity. Fresh-start reporting is required on the date on which the plan of reorganization is confirmed by the Bankruptcy Court, but should not be applied until all material conditions to the Plan are satisfied. All material conditions to the Plan were satisfied on June 30, 2010, the Effective Date.

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

Based upon an evaluation of relevant factors used in determining the range of enterprise value, including an assessment of the Company’s expected future cash flow projections, the Company concluded that the mid-point enterprise value estimate of $662.7 million should be used for fresh start reporting purposes, as it most closely approximated fair value.

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

Note 4. Property, Building, and Equipment

Property, building, and equipment and related depreciable lives as of December 31, 2012 and 2011 were as follows (in thousands):

	As of December 31,
	2012	2011	Depreciable Lives

Land	$36,518	$34,841	—
Gaming building and improvements	115,725	109,856	3–35 years
Gaming equipment and furnishings	34,381	29,178	3–5 years
Non-gaming buildings and improvements	143,803	143,695	39 years
Non-gaming office furniture and equipment	29,731	26,795	5–7 years
Construction-in-progress	37,108	9,380	—
	397,266	353,745
Less accumulated depreciation and amortization	(54,849)	(36,660)
Property, building, and equipment, net	$342,417	$317,085

Depreciation expense includes the amortization related to the asset under capital lease obligation. Depreciation expense was $18.5 million and $23.5 million for the years ended December 31, 2012 and December 31, 2011, respectively.

Note 5. Goodwill & Intangible Assets

Goodwill represents the excess of the reorganization value of the Company over the fair value of tangible and identified intangible net assets upon emergence from bankruptcy at June 30, 2010. The Company recorded goodwill of $110.3 million upon the application of fresh start reporting.

Other identifiable intangible assets consist of the following (in thousands):

Other Identifiable Intangible assets	Gross Amount	Accumulated Amortization	Net Intangible Asset	Assumed Useful Life

Trade names	$26,300	$—	$26,300	Indefinite 5 years Indefinite
Rated player relationships	69,000	34,500	34,500
Casino development rights	117,800	—	117,800
Total other identifiable intangible assets	$213,100	$34,500	$178,600

Amortization expense related to the rated player relationships intangible asset was approximately $13.8 million for each of the years ended December 31, 2012 and December 31, 2011. Annual amortization expense for the years ended December 31, 2013 and 2014 is estimated to be approximately $13.8 million for each of the respective years, and approximately $6.9 million for the year ended December 31, 2015.

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

The Greektown trade name was valued based on the relief from royalty method, which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee and a discount rate. The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates from similar assets.

Casino development rights were valued based on the Greenfield method, which is a function of the cost to build a new casino operation taking into consideration, the build out period, and projected cash flows attributable to the casino once operational and adjusted to present value using a market participant discount rate.

The Company complies with the provisions of the Intangible Assets – Goodwill and Other topic of the FASB ASC, which provides guidance on how identifiable intangible assets should be accounted for upon acquisition and subsequent to their initial financial statement recognition. This topic requires that identifiable intangible assets with indefinite lives be capitalized and tested for impairment at least annually by comparing the fair values of those assets with their recorded amounts. Accordingly, the Company performs its impairment test in the fourth quarter of each year by comparing the assets’ estimated fair value to the related carrying value as of that date. The indefinite lived assets were not impaired for the year ended December 31, 2012, as determined by Company’s annual impairment testing procedures.

Note 6. Debt

Exit Facility

Purchase Agreement; Indenture; Notes

On June 25, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”), by and between the Company and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $280.2 million principal amount of its Series A 13% Senior Secured Notes due 2015 (the Series A Notes) and $104.8 million principal amount of its Series B 13% Senior Secured Notes due 2015 (the Series B Notes and, together with the Series A Notes, the “Senior Secured Notes”), which are guaranteed (the “Guarantees”) by substantially all of the Company’s domestic subsidiaries (the “Guarantors” and, together with the Company’s, the “Obligors”), which subsidiaries executed a joinder to the Purchase Agreement on June 30, 2010.

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

Note 6. Debt (continued)

Maturity: The Senior Secured Notes mature on July 1, 2015, and bear interest at a rate of 13.0% per annum. Interest on the New Senior Secured Notes is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2011. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

Subsequent to December 31, 2012, the Company paid approximately $18.2 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively.

Guarantees: The obligations of the Obligors under the Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority senior secured basis by all of the Company’s current and future domestic subsidiaries, subject to certain exceptions.

Security: The Senior Secured Notes and the related Guarantees are secured by a second-priority lien on (i) substantially all of the properties and assets of the Company and each Guarantor, whether now owned or hereafter acquired, except certain excluded assets and (ii) a second-priority pledge of all the capital stock of all the subsidiaries of the Company, subject to certain limitations (in each case subject to certain permitted prior liens and liens securing certain permitted priority lien debt, including borrowings under the Company’s Revolving Loan facility described below).

Optional Redemption: On or after January 1, 2013, the Company may redeem some or all of the Senior Secured Notes at any time at the redemption prices specified in the Indenture plus accrued and unpaid interest and special interest, if any, to the applicable redemption date.

Mandatory Redemption: The Senior Secured Notes are subject to mandatory disposition or redemption following certain determinations by applicable gaming regulatory authorities.

The Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year beginning on the date of the Indenture and ending June 30, 2015. No excess cash flow payments were required to be made by the Company or are due as of December 31, 2012.

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

On January 16, 2013, the Company received a letter from Athens Acquisition, LLC (“Athens”), a company owned by Dan Gilbert, who owns Rock Gaming, which in conjunction with Caesars Entertainment Corporation operates Horseshoe Casinos in Cleveland and Cincinnati. The letter from Athens stated it “acquired a small position” in the Company in mid-2012 and that it “entered into an agreement to purchase a large block of the Company’s shares on December 20, 2012.”

On February 8, 2013, Athens filed a Schedule 13D with the Securities and Exchange Commission disclosing that it had entered into an agreement to acquire additional shares from two other shareholders, and in such disclosure, Athens stated that if it consummates all such transactions (entered into through January 31, 2013), it may be deemed to have beneficial ownership representing 76.8% of the voting power of all securities of the Company. The acquisition by Athens of the shares that it has contracted to purchase, which was approved by the MGCB on April 9, 2013, would constitute a change of control under the Indenture.

Covenants: The Indenture contains covenants limiting the ability of Greektown Superholdings and/or its direct and indirect subsidiaries to, among other things, (i) engage in businesses other than the operation of Greektown Casino, (ii) incur or guarantee additional indebtedness, except as permitted by the indenture, (iii) create liens, (iv) make certain investments, (v) pay dividends on or make payments in respect of capital stock, (vi) consolidate or merge with other companies, (vii) sell certain assets, (viii) enter into transactions with affiliates, (ix) agree to negative pledge clauses and (x) enter into sales and leasebacks. Failure to comply with these covenants could result in a default under the indenture unless Greektown Superholdings obtains a waiver of, or otherwise mitigates, the default.

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

Note 6. Debt (continued)

The Company had previously announced, on December 19, 2012, the pricing of $455.0 million of credit facilities, intended to replace the Company’s Senior Secured Notes and Revolving Loan facility. As a result of the potential change of ownership, the Company was not in a position to present the refinancing for the required MGCB approval prior to the March 17, 2013 expiration of lender pricing commitments, and therefore did not close the refinancing as contemplated by the December 2012 announcement.

Revolving Loan Agreement

On the Effective Date, the Company (Borrower) entered into a credit agreement with Comerica Bank for the Revolving Loan facility. On July 6, 2011, July 8, 2011, May 24, 2012, and March 18, 2013, the Company and Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the “Credit Agreement”).

General: The Credit Agreement provides for the Revolving Loan, which expires on December 30, 2014. The maximum expiration of individual letters of credit is twelve months after the issuance thereof or, if earlier, the maturity of the Revolving Loan. On May 24, 2012, the Company and Comerica Bank executed a Third Amendment to the Credit Agreement. The Third Amendment, which was approved by the MGCB, increased the aggregate principal amount available under the facility by $15.0 million to $45.0 million (including $5 million for the issuance of standby letters of credit). Any borrowings under the additional $15.0 million commitment are required to fund expenditures relating to the new valet parking garage, and are to be repaid in quarterly installments equal to 1/20th of the amount advanced, commencing on the first month after the parking facility’s completion date in February 2013. The amendment also, among other things, excludes capital expenditures relating to the valet parking garage from the Fixed Charge Coverage Ratio calculation, discussed below, not to exceed $25.7 million.

On March 18, 2013, the Company and Comerica Bank executed a Fourth Amendment to the Credit Agreement and Consent (the “Fourth Amendment”). The Fourth Amendment, which was approved by the MGCB on March 12, 2013, extended the expiry of the Revolving Loan facility from December 30, 2013, to December 30, 2014, amended the definition of “EBITDA” to add back the items described in clauses (vi) through (x) of the summarized definition of “EBITDA” below, added certain capital expenditures to the list of items excludable from the “Fixed Charges” definition, reduced the requirements under the minimum EBITDA covenant for certain periods, and gave Comerica Bank’s consent to the acquisition of 51% or more of the capital stock of the Company by Athens.

Security and Guarantees: The Revolving Loan is secured by a perfected first priority lien and security interest on all the assets of the Company and all its direct and indirect subsidiaries, excluding, among other things, the Company’s gaming license. Additionally, effective July 2011, a requirement for a 45 day annual revolver “clean up period” was added to the Credit Agreement, during which the Company will be required to maintain a zero outstanding balance under the Revolving Loan for a period of 45 consecutive days.

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

Prior to July 1, 2012, there was a facility fee of 0.50% per annum on the aggregate revolving credit commitment amount payable quarterly in arrears commencing on July 1, 2010 (in respect of the prior fiscal quarter or portion thereof), and on the first day of each fiscal quarter thereafter. As of May 24, 2012, the Third Amendment replaced the facility fee of 0.50% with an unused line of credit fee of 0.75% per annum on the face amount of commitment less any borrowings outstanding payable quarterly commencing on July 1, 2012 and on the first day of each fiscal quarter thereafter. There is also a non-refundable letter of credit fee of 3.50% per annum on the face amount of each letter of credit payable quarterly in advance.

As a result of the May 24, 2012 amendment to the Credit Agreement, interest is equal to LIBOR plus 2.25% (under the LIBOR option set forth in the agreement) or the prime rate less 0.25% (under the prime option set forth in the agreement), provided that the Company’s leverage ratio remains in excess of 4.0:1.0.

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

Note 6. Debt (continued)

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

The May 24, 2012 amendment to the Credit Agreement eliminated the preexisting June 30, 2012 outside date for the release of the liens on a small parcel of real property (the “Trappers Parcel”) underlying a portion of our casino operations which secure indebtedness owed to Greektown LLC and third parties (the “Trappers Lien”) in favor of an agreement to use commercially reasonable efforts to cause such liens to be released. The Trappers Parcel is encumbered by the Trappers Lien. While the Company believes that these third party liens are discharged pursuant to the terms of the Plan, the liens established by these mortgages were not removed from the title record or insured by the title company prior to the Effective Date. Historical subordination agreements from the third parties holding such mortgages exist whereby such parties have agreed not to exercise remedies until Casino has exercised such remedies under a mortgage in favor of Casino on the same parcel.

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

“Fixed Charge Coverage Ratio” means EBITDA divided by Fixed Charges.

“EBITDA” means Net Income for the applicable period plus, without duplication and only to the extent deducted in determining Net Income, (i) depreciation and amortization expense for such period, (ii) Interest Expense, whether paid or accrued, for such period, (iii) all Income Taxes for such period, (iv) reasonable legal, accounting, consulting, advisory and other out-of-pocket expenses incurred in connection with on-going bankruptcy court proceedings related to the bankruptcy of Greektown Holdings, L.L.C., ending June 30, 2011 (v) for any fiscal quarter ending on or before June 30, 2012, specified non-recurring expenses, (vi) goodwill impairment charges, (vii) certain costs, fees and expenses relating to the proposed refinancing of the Senior Secured Notes or relating to the proposed stock acquisition by Athens, (viii) certain non-cash compensation expenses, (ix) non-cash purchase accounting adjustments, and (x) all other non-cash charges.

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

Note 6. Debt (continued)

As of December 31, 2012, the Company had $29.1 million of available borrowing under the Credit Agreement ($45.0 million of commitment less $15.0 million in borrowings in relation to the construction of the valet parking garage less outstanding letters of credit of approximately $0.9 million).

At December 31, 2012, the Company was in compliance with its covenants under the Indenture and the Revolving Loan Agreement.

Note 7. Shareholders’ Equity

Common Stock

Greektown Superholdings is authorized to issue 5 million shares of Common Stock, of which 152,054 shares were issued and outstanding as of December 31, 2012 and 3,427 unvested restricted shares have been granted. A total of 4,354,935 shares of Greektown Superholdings’ Common Stock are designated as Series A-1 Common Stock, par value $0.01 per share (the “Series A-1 Common Stock”), and a total of 645,065 shares of Greektown Superholdings’ Common Stock are designated as Series A-2 Common Stock, par value $0.01 per share (the “Series A-2 Common Stock”). Each share of Series A-1 Common Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Common Stock and such shares differ only with respect to voting rights as set forth below.

Preferred Stock

Greektown Superholdings is authorized to issue 2,333,333 shares of Preferred Stock. A total of 1,688,268 shares of Greektown Superholdings’ Preferred Stock are designated as a series known as Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), of which 1,463,535 were issued and outstanding as of December 31, 2012. A total of 645,065 shares of Greektown Superholdings’ Preferred Stock are designated as a series known as Series A-2 Participating Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred Stock”; together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”), of which 162,255 shares were issued and outstanding as of December 31, 2012. A holder’s shares of Series A Preferred Stock are voluntarily convertible at the election of such holder at any time after December 31, 2010 and all shares of Series A Preferred Stock are mandatorily convertible upon the vote or written consent of 66 2/3% of the then outstanding shares of Series A Preferred Stock (with each holder of Series A-1 Preferred Stock and each holder of Series A-2 Preferred Stock entitled to cast one vote with respect to each share of Series A-1 Preferred Stock or Series A-2 Preferred Stock held by such holder) voting together as a single class. Each share of Series A-1 Preferred is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-1 Common Stock as is determined by dividing (A) the sum of $100 per share of Series A Preferred Stock plus an amount equal to the aggregate amount of accrued but unpaid dividends per share of Series A Preferred Stock whether or not declared and subject to certain adjustments (the “Series A Reference Price”) by (B) the Series A Conversion Price (defined below) in effect at the time of conversion, and (ii) the maximum number of shares of Series A-1 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation of Greektown Superholdings and in compliance with the requirements of the MGCB. Each share of Series A-2 Preferred Stock is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-2 Common Stock as is determined by dividing the Series A Reference Price by the Series A Conversion Price in effect at the time of conversion and (ii) the maximum number of shares of Series A-2 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation and in compliance with the requirements of the MGCB. The “Series A Conversion Price” means an amount initially equal to $100 but which is subject to adjustment for stock splits, combinations, certain dividends and distributions and with respect to mergers, reorganizations and similar transactions as set forth in the Certificate of Incorporation. Each share of Series A-1 Preferred Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Preferred Stock and such shares differ only with respect to voting rights as set forth below.

Summary of Stock Terms

Issuance of Additional Stock. The Board of Directors does not have the right to (i) authorize additional shares of Common Stock without the vote of the holders of shares of capital stock of Greektown Superholdings representing a majority of the votes represented by all outstanding shares of capital stock (on an as-converted basis) of Greektown Superholdings entitled to vote, voting together as a single class, (ii) authorize or issue additional shares of Common Stock or Preferred Stock if such authorization or issuance would adversely affect (A) the Series A-1 Preferred Stock in a manner different than it would affect the Series A-2 Preferred Stock without the separate consent of a majority of the outstanding shares of Series A-1 Preferred Stock and (B) the Series A-2 Preferred Stock in a manner different than it would affect the Series A-1 Preferred Stock without the separate consent of a majority of the outstanding shares of Series A-2 Preferred Stock or (iii) cause Greektown Superholdings to issue or sell to any person (including holders of shares of capital stock and affiliates of holders of shares of capital stock) more than five percent (5%) of any Common Stock, Preferred Stock or other voting securities, voting interests or equity interests of Greektown Superholdings except in accordance with the provisions of the Michigan Gaming Control & Revenue Act and Administrative Rules – promulgated 1998 & amended 2008 (the “Michigan Gaming Act”). Greektown Superholdings may not issue any class of non-voting equity securities unless and solely to the extent permitted by section 1123(a)(6) of the title 11 of the Bankruptcy Code; provided, however that such restriction (A) will have no further force and effect beyond that required under section 1123(a)(6) of the Bankruptcy Code; (B) will have such force and effect, if any, only for so long as section 1123(a)(6) of the Bankruptcy Code is in effect and applicable to Greektown Superholdings; and (C) in all events may be amended or eliminated in accordance with applicable law from time to time in effect.

Note 7. Shareholders’ Equity (continued)

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

Dividends. Each share of Series A Preferred Stock (including unissued shares) accrues dividends on a daily basis at the rate equal to 7.5% per annum of the Series A Reference Price (whether or not declared), subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock. Such dividends are cumulative; provided, however, that such dividends should be payable only when, as, and if declared by the Board of Directors and for so long as Greektown Superholdings is subject to the jurisdiction of the MGCB, Greektown Superholdings may not pay any dividends unless such dividends are approved by, and issued in compliance with the regulations and restrictions imposed by, the MGCB. Greektown Superholdings may not declare, pay or set aside any dividends on shares of any other class or series of capital stock of Greektown Superholdings (other than dividends on shares of Common Stock payable in shares of Common Stock) unless the holders of the Series A Preferred Stock then outstanding will first receive, or simultaneously receive, a dividend equal to (i) the amount of accrued but unpaid dividends with respect to each share of Series A Preferred Stock plus (ii) either (A) in the case of a dividend on Common Stock or any class or series of capital stock convertible into Common Stock, the amount that would have been payable with respect to each share of Series A Preferred Stock if such share had been converted to Common Stock on the record date for payment of such dividend or (B) in the case of a dividend on any class or series of capital stock that is not convertible into Common Stock, an amount determined by (x) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of each share of such class or series of capital stock and (y) multiplying such fraction by the Series A Reference Price; provided that, if Greektown Superholdings declares, pays or sets aside, on the same date, a dividend on more than one class or series of capital stock, the holders of Series A Preferred Stock will receive an amount calculated based on the dividend on the class or series of capital stock that would result in the highest Series A Preferred Stock dividend.

Distributions. All distributions to the shareholders of Greektown Superholdings upon a voluntary or involuntary liquidation, dissolution or winding up of Greektown Superholdings, if any, will be made in accordance with the order and priority set forth in the Certificate of Incorporation.

Warrants to Purchase Series A Preferred Stock

On the Effective Date, Greektown Superholdings issued warrants to purchase Series A-1 Preferred Stock and warrants to purchase shares of Series A-2 Preferred Stock, in each case, at an initial purchase price per share equal to $0.01 (the “Warrant Shares”) which price will be adjusted as set forth in the Warrant to Purchase Series A Convertible Preferred Stock (the “Warrant”), which is the form of warrant used for both warrants to purchase the Series A-1 Preferred Stock and warrants to purchase the Series A-2 Preferred Stock. Greektown Superholdings entered into such warrants with any Put Party and/or holder of Old Senior Notes who elected to purchase Preferred Stock representing more than 4.9% of the capital stock of Greektown Superholdings as of the Effective Date, or if such party that qualified as an “Institutional Investor” under the Michigan Gaming Act elected to purchase more than 14.9% of the capital stock of Greektown Superholdings as of the Effective Date.

Voting Rights. The holders of Warrants have no voting rights prior to exercise of the Warrant.

Note 7. Shareholders’ Equity (continued)

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

Stockholders Agreement

On April 8, 2013, the Company and Athens executed an agreement regarding Athens’ provision of minority protections to the non-Athens stockholders of the Company.

Liquidity Rights

•	The Stockholders Agreement provides that from the date that Athens acquires control of the Company until the later to occur of (i) December 31, 2013 and (ii) six months after Athens has acquired control of the Company, Athens will grant all non-Athens stockholders of the Company at least two opportunities for liquidity at $90 per share on an unconverted basis.

•	The two opportunities for liquidity may be provided by any means, including by merger or otherwise, so long as the economic result is the same. If effected through a merger, Athens must permit any non-Athens stockholders the right to elect to receive either cash or securities in the surviving entity.

•	In order to participate in any liquidity event under the Stockholders Agreement, Standard General Fund L.P. and certain affiliated funds and Brigade Leveraged Capital Structures Fund Ltd. must first execute an Investor Rights Agreement whereby each will:

o	provide a release of all existing claims against Athens and its affiliates and the Company and its affiliates; and

o	in addition to the liquidity rights provided by the Stockholders Agreement, receive a right to put its shares to Athens at $90 per share on an unconverted basis until the later to occur of (i) December 31, 2013 and (ii) six months after Athens has acquired control of the Company.

Governance

  Minority Director Representation. The Stockholders Agreement provides that there must be at least two independent directors on the Board of Directors until the time that Athens has acquired 90% of each class of Company securities, at which time Athens is obligated to cause the Company to effect a Short-Form Merger under Delaware law.

  Minority Independent Director Consent Rights. One of the Minority Independent Directors will be tasked with protecting the non-Athens stockholders through the exercise of certain consent rights over the following actions:

    the Company’s entry into certain related-party transactions;

    changes to the Company’s and its subsidiaries’ organizational documents which changes would disproportionately and adversely affect the non-Athens stockholders of the Company; and
71

  Note 7. Shareholders’ Equity (continued)

      issuances of Company securities in connection with any joint venture or strategic partnership entered into by the Company.

  Tag-Along and Preemptive Rights

    Pursuant to the Stockholders Agreement, all non-Athens stockholders will be granted:

      “tag-along” rights on certain sales of Company securities by Athens; and

      preemptive rights over certain equity issuances by the Company and debt issuances by the Company to Athens or its affiliates.

  U.S. Securities and Exchange Commission Registration

  Athens has also agreed to cause the Company to continue as a U.S. Securities and Exchange Commission registrant unless and until Athens effects a short-form merger, except with the prior approval of the Minority Independent Director.

  Term

    The Stockholders Agreement terminates upon the earliest to occur of:

      Athens and the Company effectuating a Short-Form Merger;

      the consummation of a sale or transfer of Company securities whereby neither Athens nor any of its affiliates beneficially owns a majority of Company securities; and

      the time when all Company securities are owned by Athens and/or its affiliates.

  Shareholders’ Rights Plan

  On December 31, 2012, the Board of Directors adopted a shareholders’ rights plan, subject to MGCB approval, which was intended to protect the Company and its stockholders from efforts to obtain control of the Company that the Board of Directors determined were not in the best interests of the Company and its stockholders, and to enable all stockholders to realize the long-term value of their investment in the Company (the Rights Agreement). On April 8, 2013, pursuant to the previous approval of the Board of Directors (which was conditioned on the execution of the Stockholders Agreement), the Rights Agreement was terminated and the conditional rights distribution that had been declared on December 30, 2012 was suspended. The Rights Agreement and rights distribution had not, in any event, become effective because their effectiveness had been made expressly dependent upon approval of the MGCB and such approval has not been obtained.

  Shareholders’ Rights Plan

  On December 31, 2012, the Board of Directors adopted a shareholders’ rights plan, subject to MGCB approval, which was intended to protect the Company and its stockholders from efforts to obtain control of the Company that the Board of Directors determined were not in the best interests of the Company and its stockholders, and to enable all stockholders to realize the long-term value of their investment in the Company (the Rights Agreement). On April 8, 2013, pursuant to the previous approval of the Board of Directors (which was conditioned on the execution of the Stockholders Agreement), the Rights Agreement was terminated and the conditional rights distribution that had been declared on December 30, 2012 was suspended. The Rights Agreement and rights distribution had not, in any event, become effective because their effectiveness had been made expressly dependent upon approval of the MGCB and such approval has not been obtained.

  Note 8. Leases

  The Company leases certain portions of its owned or leased facilities under noncancelable operating leases. Rental income was $0.5 million for each of the years ended December 31, 2012 and December 31, 2011.

  Note 8. Leases (continued)

  Future minimum rental payments required under non-cancelable leases with initial or remaining lease terms in excess of one year and lease and sublease income as of December 31, 2012 are as follows (in thousands):

	Capital Lease Payments	Lease Income
Year ending December 31:
2013	$336	$689
2014	336	649
2015	336	547
2016	336	481
2017	336	283
Thereafter	6,356	1,041
	8,036	3,690
Less amount representing interest	5,547
Total present value of net minimum obligation under capital lease (current and noncurrent) payments	2,489
Less obligation under capital lease – current portion payments	17
Obligation under capital lease – noncurrent portion payments	$2,472

  Certain leases include escalation clauses relating to the consumer price index, utilities, taxes, and other operating expenses. The Company will receive additional rental income in future years based on those factors that cannot be estimated currently.

  Note 9. Income Taxes

  Income taxes

  The Company’s income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2012	2011
Current	$(211)	$(1,859)
Deferred	(6,727)	(2,812)
Total Income Tax Expense	$(6,938)	$(4,671)

  Included in other accrued income taxes is an estimated income tax contingency of $9.2 million related to certain potential taxes that could be assessed in connection with the enactment of the Plan. The Company records potential penalties on uncertain positions when the Company expects to assert a position. Interest is recorded on uncertain tax positions subsequent to the passage of the filing deadline. Included in the tax contingency is $1.8 million of accrued penalties and interest.

  A reconciliation of the change in our estimated income tax contingency as follows (in thousands):

Total
Balance at December 31, 2011	$8,871
Additions	294
Balance at December 31, 2012	$9,165

  The Company files state of Michigan and federal income tax returns, and is no longer subject to state and local income tax examinations by the tax authorities for years before 2007. At December 31, 2012 and 2011, there is approximately $9.2 million and $8.9 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

  Note 9. Income Taxes (continued)

  Deferred tax

  Deferred income taxes result from temporary differences between the recognition of income and expenses for financial statement and income tax purposes. Temporary differences and net operating loss carryforwards, which give rise to the net deferred tax liability position, as of December 31, 2012 and December 31, 2011 (in thousands), are as follows:

Deferred Tax Asset

	Year Ended December 31,
	2012	2011
Property, building and equipment	$2,314	$2,655
Intangible assets	8,947	5,368
Net operating loss carryforwards	18,793	11,539
Other	790	1,307
	$30,844	$20,869
Valuation allowance	$(30,844)	$(20,869)

Net deferred tax assets	$—	$—

Deferred Tax Liability

Intangible assets	$(16,821)	$(10,094)
Total deferred tax liability	(16,821)	(10,094)
Net Deferred Tax Liability	$(16,821)	$(10,094)

  The Company has a full valuation allowance at December 31, 2012 and 2011, as it is not expected that the deferred tax assets will be realized. The Company has $51.0 million of net operating loss carryforwards that will expire beginning in 2032.

  Tax rate reconciliation - Income (loss) before provisions for income taxes

  The Company’s effective tax rate reconciliation for the years ended December 31, 2012 and December 31, 2011 is as follows:

	Year Ended December 31,
	2012	2011

U.S. Federal statutory tax rate	35%	35%
State taxes	(1)%	13%
Valuation allowance	(77)%	(71)%
Tax contingency	(2)%	0%
Effective Tax Rate	(45)%	(23)%

  Note 10. Gaming Taxes and Fees

  Under the provisions of the Michigan Gaming Act, casino licensees are subject to the following gaming taxes and fees on an ongoing basis:

•	An annual licensing fee;

•	An annual assessment fee payment, together with the Detroit Commercial Casinos, of all MGCB regulatory and enforcement costs. The Company prepaid $10.6 million for its portion of the fiscal 2013 annual assessment in 2012; the fiscal 2012 annual assessment was paid in 2011, and was $10.2 million.

•	A wagering tax, calculated based on adjusted gross gaming receipts, payable daily, of 19%.

•	A municipal services fee payment; an amount equal to the greater of 1.25% of adjusted gross gaming receipts or $4.0 million annually.

  Note 10. Gaming Taxes and Fees (continued)

  These gaming taxes and fees are in addition to the taxes, fees, and assessments customarily paid by business entities conducting business in the state of Michigan and the city of Detroit. The Company recorded $74.8 million and $75.0 million for the years ended December 31, 2012 and December 31, 2011, respectively.

  The Company is required to pay a daily fee to the city of Detroit in the amount of 1% of adjusted gross receipts, increasing to 2% of adjusted gross receipts if adjusted gross receipts exceed $400 million in any one calendar year. Additionally, if and when adjusted gross receipts exceed $400 million, the Company will be required to pay $4 million to the city of Detroit. The Company’s adjusted gross receipts did not exceed $400 million during the calendar year ended 2012 or 2011.

  Note 11. Commitments and Contingencies

  The Company is a defendant in various pending litigation. In management’s opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

  Under the Revised Development Agreement, should a triggering event, as defined, occur, the Company must sell its assets, business, and operations as a going concern at their fair market value to a developer named by the city of Detroit. The Company noted that for the year ended December 31, 2012, no triggering event has occurred.

  As part of the bankruptcy reorganization process, the Company engaged Moelis & Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provides for a success fee if certain requirements are met. Moelis asserted an administrative claim for fees and expenses totaling approximately $12.9 million, of which approximately $3 million was paid prior to the effective date of the reorganization. The Company believes such amount substantially exceeds the amount to which Moelis is entitled under its engagement letter. The Company has filed an objection to Moelis’s administrative claim, and a hearing on that matter before the United States Bankruptcy Court for the Eastern District of Michigan is scheduled for May 21, 2013.

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

  Certain parties to contracts entered into prior to the commencement of the Debtors’ bankruptcy proceedings have asserted claims alleging that the Company assumed those contracts and is responsible for amounts necessary to cure prepetition defaults under such contracts.Certain of such claims have been withdrawn. There are currently additional claims that may still be asserted. The amounts of such claims are estimated at approximately $0.0 million, as of year ended December 31, 2012, and 2011.

  Note 12. Stock Based Compensation

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

  The director compensation program provides that each member of the Board of Directors is entitled to receive restricted shares of the Company’s Series A-1 Common Stock. In addition to the annual retainer, upon joining the Board of Directors, the Chairman of the Board became entitled to $275,000 of such stock; the Vice Chairman of the Board became entitled to $150,000 of such stock, and all other directors are entitled to $125,000 of such stock. All such restricted shares will vest in three equal annual installments.

  Note 12. Stock Based Compensation (continued)

  The Company accounts for its stock based compensation in accordance with ASC Topic 718. Stock based compensation expense for the years ended December 31, 2012 and December 31, 2011 totaled $0.8 million and $0.6 million, respectively. As of December 31, 2012, the Company had approximately $1.5 million of compensation cost related to nonvested awards not yet recognized. These costs are expected to be recognized over the next 2 years in accordance with the Company’s vesting schedule.

  The weighted-average fair value at the grant date of restricted stock and restricted share units granted during the year ended December 31, 2012 was approximately $90.

  The following table summarizes the Company’s unvested restricted share and restricted share unit stock activity:

	Restricted Shares	Restricted Share Units
Unvested at December 31, 2011	7,843	11,333
Granted	—	6,164
Vested	(4,417)	(4,666)
Unvested at December 31, 2012	3,426	12,831

  Upon a change of control, outstanding and unvested restricted stock and restricted share units immediately vest. Based upon the change of control described in Note 17, the Company anticipates recognizing approximately $0.9 million of expense related to the accelerated vesting of outstanding and unvested stock-based compensation in the second quarter of 2013.

  Note 13. Earnings per Share

  EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if certain restrictions lapse on restricted stock awards and preferred stock and warrants are converted to common stock. Anti-dilutive securities are excluded from diluted EPS.

  The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the year ended December 31, 2012 and December 31, 2011 (in thousands, except per share data):

	Year Ended December 31,
	2012	2011

Net loss attributable to common stockholders for basic computation	$(23,795)	$(24,878)
Less: Preferred stock dividends	(12,194)	(12,194)
Less: Preferred stock dividends on shares underlying warrants	(4,973)	(4,973)

Adjusted net loss available to common stockholders	(40,962)	(42,045)

Basic and diluted loss per common share:
Weighted average common shares outstanding	149,146	142,423

Basic and diluted loss per common share	$(274.64)	$(295.21)

   Due to the Company’s net loss for the years ended December 31, 2012 and December 31, 2011, the dilutive effect of restricted share units, convertible preferred stock, and warrants were not included in the computation of EPS, as their inclusion would have been anti-dilutive.

  Note 14. 401(k) Plan

  Employees of the Company can participate in a 401(k) Plan. For union employees, the Company makes contributions to the 401(k) Plan based on years of service. The total expense recognized under the 401(k) Plan by the Company was $2.1 million for the years ended December 31, 2012 and December 31, 2011.

  Note 15. Fair Value Measurements

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

  Note 16. Michigan Gaming Control Board Covenant

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

  Note 16. Michigan Gaming Control Board Covenant (continued)

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

        “Fixed Charges” means, for any period, the sum, without duplication, of:

  (1)          all cash interest expense on funded debt paid or payable in respect of such period; plus

  (2)          all installments of principal with respect to funded debt, including excess cash flow recapture payments, or other sums paid or due and payable during such period by the Company with respect to all of its funded debt (other than the repayment of advancesunder a revolving credit facility and payments of principal in connection with any refinancing of any funded debt); plus

  (3)          all preferred dividends paid in cash for such period; plus

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

  Although we were in compliance with this covenant as of December 31, 2012, the Company does not anticipate being able to maintain the required minimum ratio of EBITDA to fixed charges for the twelve month measurement period ending March 31, 2013, based upon current estimates. At the April 9, 2013 meeting of the MGCB, the MGCB approved the Company’s request for suspension of the covenant for the measurement period ending March 31, 2013.

  If we fail to comply with these requirements and we are not able to obtain a waiver from the MGCB, we could be subject to additional restrictions on our ability to operate our casino business, fines and suspension or revocation of our gaming license. The revocation of our gaming license or its suspension for more than a short time could result in an event of default under the credit agreement governing the Revolving Loan facility and an event of default under the indenture governing the Senior Secured Notes and could materially adversely affect or eliminate our ability to generate revenue from our casino operations. Even though we obtained a suspension of the covenant for the measurement period ending March 31, 2013 from the MGCB, the MGCB may impose additional covenants or other restrictions on our ability to incur indebtedness, which could materially adversely affect our business.

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

  Note 17. Subsequent Events

        On January 2, 2013, the Company paid its semi-annual interest payment of $25.0 million on the Senior Secured Notes.

  Note 17. Subsequent Events (continued)

  On January 16, 2013, the Company received notification from Athens stating it “acquired a small position in the Company” in mid-2012 and that it “entered into an agreement to purchase a large block of the Company’s shares on December 20, 2012.” Athens subsequently publicly disclosed that it had entered into agreements to acquire additional shares from two other shareholders, and in such disclosure, Athens stated that if it consummates all such transactions (entered into through January 31, 2012), it may be deemed to have beneficial ownership representing 76.8% of the voting power of all securities of the Company. The MGCB approved Athens’ purchase of the majority of shares of Greektown Superholdings on April 9, 2013. Due to the consummation of the aforementioned transaction, a §382 limitation would be applied against the net operating loss carryforward of the Company. Although such limit would not reduce the total amount of net operating loss carryforward, it would limit the amount of net operating loss carryforward which could be utilized to offset taxable income in any given future year.

         As discussed in Note 16, the Company does not anticipate being able to maintain the MGCB-required minimum ratio of EBITDA to fixed charges for the twelve month measurement period ending March 31, 2013. At the April 9, 2013 meeting of the MGCB, the MGCB approved the Company’s request for suspension of the covenant for the measurement period ending March 31, 2013.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

  ITEM 9A. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including our President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, our President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer) concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.

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

  Management evaluated, under the supervision and with the participation of the Company’s President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer), the effectiveness of the design and operation of the Company’s internal controls and procedures with respect to financial reporting as of December 31, 2012, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the Company’s President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer) concluded that the Company’s internal controls and procedures with respect to financial reporting were effective as of December 31, 2012.

  Changes in Internal Control over Financial Reporting

  There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

  Item 9B. Other Information

  None

  PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

  The information required by this item is set forth in our definitive proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

  Item 11. Executive Compensation.

  The information required by this item is set forth in our definitive proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  The information required by this item is set forth in our definitive proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

  Item 13. Certain Relationships and Related Transactions, and Director Independence.

  The information required by this item is set forth in our definitive proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

  Item 14. Principal Accounting Fees and Services.

  The information required by this item is set forth in our definitive proxy statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

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

GREEKTOWN SUPERHOLDINGS, INC.

By:	/s/ Michael Puggi
Name:	Michael Puggi
Title:	President and Chief Executive Officer
Date:	April 12, 2013

Signature	Title	Date

/s/ Michael Puggi	President and Chief Executive Officer	April 12, 2013
Michael Puggi

/s/ Glen Tomaszewski	Senior Vice President, Chief Financial Officer and Treasurer	April 12, 2013
Glen Tomaszewski

/s/ Freman Hendrix	Chairman of the Board and Director	April 12, 2013
Freman Hendrix

/s/ Charles Moore	Vice Chairman of the Board and Director	April 12, 2013
Charles Moore

/s/ John L. Bitove	Director	April 12, 2013
John L. Bitove

/s/ Yvette E. Landau	Director	April 12, 2013
Yvette E. Landau

/s/ Darrell Burks	Director	April 12, 2013
Darrell Burks

/s/James Barrett	Director	April 12, 2013
James Barrett

  EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Second Amended Joint Plans of Reorganization filed with the United States Bankruptcy Court for the Eastern District of Michigan on December 7, 2009. (Schedules omitted. The Registrant hereby agrees to provide the omitted schedules to the Plan supplemental to the Securities and Exchange Commission upon request.)[1]

3.1	Certificate of Incorporation of Greektown Superholdings, Inc. [1]

3.2	Certificate of Amendment to the Certificate of Incorporation of Greektown Superholdings, Inc. [1]

3.3	Bylaws of Greektown Superholdings, Inc. [1]

3.4	Amended and Restated Bylaws of Greektown Superholdings, Inc., as amended on August 8, 2012. [11]

3.5	Amended and Restated Bylaws of Greektown Superholdings, Inc., as amended on December 30, 2012. [12]

3.6	Amended and Restated Bylaws of Greektown Superholdings, Inc., as amended on April 8, 2013. [14]

3.7	Rights Agreement, dated as of December 31, 2012, between Greektown Superholdings, Inc. and Continental Stock Transfer & Trust Company. [12]

3.8	Rights Agreement, dated as of December 31, 2012, between Greektown Superholdings, Inc. and Continental Stock Transfer & Trust Company, as amended by Form 8-K filed January 9, 2013. [13]

3.9	Amendment No.1 to Rights Agreement, effective as of April 8, 2013, between Greektown Superholdings, Inc. and Continental Stock Transfer & Trust Company.[16]

4.1	Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated December 29, 2009. [1]

4.2	Form of Series A Preferred Stock Warrant. [1]

4.3	Indenture, dated June 30, 2010, by and among Greektown Superholdings, Inc., Wilmington Trust FSB and certain subsidiaries of Greektown Superholdings, Inc. [2]

10.1	Revised Development Agreement, dated August 5, 2002, by and among the City of Detroit, The Economic Development Corporation of the City of Detroit and Greektown Casino, L.L.C. [1]

10.2	Lease between Adam J. Maida Roman Catholic Archbishop of the Archdiocese of Detroit and Greektown Casino, LLC dated August 28, 2006. [1]

10.3	Amended Settlement Agreement dated February 22, 2010 among the City of Detroit, Greektown Casino, L.L.C., Greektown Holdings, L.L.C. and the other affiliated debtors and debtors in possession. [1]

10.4	Collective Bargaining Agreement effective June 13, 2008, by and between Greektown Casino, LLC., dba Greektown Casino, and the International Union, Security, Police, Fire Professionals Of America (IUSPFPA), and its Amalgamated Local #1227. [1]

10.5	Collective Bargaining Agreement dated October 17, 2007, between Greektown Casino, LLC, and The Detroit Casino Council. [1]

10.6	Consulting Agreement dated February 12, 2010, by and between Greektown Casino, L.L.C., and WG-Michigan LLC. [1]

10.7	Indemnification Agreement dated March 31, 2010, by and among Greektown Superholdings, Inc., George Boyer and certain other parties thereto. [1]

10.8	Indemnification Agreement dated March 31, 2010, by and among Greektown Superholdings, Inc., Cliff J. Vallier and certain other parties thereto. [1]

10.9	Purchase and Put Agreement, dated November 2, 2009, by and among the Put Parties. [3]

10.10	First Amendment to the Purchase and Put Agreement dated January 11, 2010, by and among the Put Parties. [3]

10.11	Disclosure Statement filed with the United States Bankruptcy Court for the Eastern District of Michigan on December 7, 2009. [4]

10.12	Form of Litigation Trust Agreement, to be entered into by and among the Debtors, the trustee for the Litigation Trust and certain members of the governing board of the Litigation Trust appointed pursuant to the Plan. [3]

10.13	Form of Litigation Trust 8% Promissory Note. [3]

10.14	Letter Agreement, dated November 13, 2009, by and among the Put Parties and certain pre-petition lenders. [3]

10.15	Form of Management Agreement, to be entered into by and between Greektown Superholdings, Inc. and WG-Michigan, LLC. [3]
10.16	Greektown Superholdings, Inc. Stock Incentive Plan. [5]

10.17	Pledge and Security Agreement, dated June 30, 2010, by and among Greektown Superholdings, Inc., Greektown Newco Sub, Inc., Greektown Holdings, L.L.C., Greektown Casino, L.L.C., Realty Equity Company Inc., Contract Builders Corporation and Comerica Bank. [5]

10.18	Pledge and Security Agreement, dated June 30, 2010, by and among Greektown Superholdings, Inc., Greektown Newco Sub, Inc., Greektown Holdings, L.L.C., Greektown Casino, L.L.C., Realty Equity Company Inc., Contract Builders Corporation and Wilmington Trust FSB. [5]

10.19	Credit Agreement, dated June 30, 2010, by and between Greektown Superholdings, Inc. and Comerica Bank. [2]

10.20	Form of Indemnification Agreement, entered into by and between Greektown Superholdings, Inc. and each of the members of the Board of Directors. [6]

10.21	First Amendment, dated as of July 6, 2011 to the Credit Agreement between Greektown Superholdings, Inc. and Comerica Bank.[7]

10.22	Second Amendment, dated as of July 8, 2011 to the Credit Agreement between Greektown Superholdings, Inc. and Comerica Bank.[7]

10.23	Third Amendment, dated as of May 24, 2012, between Greektown Superholdings, Inc. and Comerica Bank. [9]

10.24	Fourth Amendment to Credit Agreement and Consent, dated as of March 18, 2013, between Greektown Superholdings, Inc. and Comerica Bank. [14]

10.25	Employment Agreement, effective June 25, 2011, between Greektown Superholdings, Inc. and Michael Puggi. [7]

10.26	Employment Agreement, dated October 12, 2011, between Greektown Superholdings, Inc. and Glen Tomaszewski. [8]

10.27	Employment Agreement, dated May 1, 2012, between Greektown Superholdings, Inc. and Richard Vitali. [10]

10.28	Minority Rights Term Sheet, dated March 18, 2013. [14]

10.29	Shareholders Agreement, dated April 8, 2013 between Greektown Superholdings, Inc. and Athens Acquisition, LLC. [15]

16.1	KPMG Letter dated March 31, 2010. [1]

21.1	List of Subsidiaries of Greektown Superholdings, Inc. [2]

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

  1 Previously filed with Form 10

  2 Previously filed with Form 8-K on July 2, 2010

  3 Previously filed with Amendment No. 1 to Form 10

  4 Previously filed with Amendment No. 2 to Form 10

  5 Previously filed with Form S-4 on September 17, 2010

  6 Previously filed with Amendment No. 3 to Form S-4 on December 15, 2010

  7 Previously filed with Form 10-Q on August 15, 2011

  8 Previously filed with Form 10-Q on November 14, 2011

  9 Previously filed with Form 8-K on May 30, 2012

  10 Previously filed with Form 10-Q on August 14, 2012

  11 Previously filed with Form 8-K on August 14, 2012

  12 Previously filed with Form 8-K on December 31, 2012

  13 Previously filed with Form 8-K on January 9, 2013

  14 Previously filed with Form 8-K on March 21, 2013

  15 Previously filed with Form 8-K on April 9, 2013

  16 Previously filed with Form 8-K on April 11, 2013

