Form 10-K/A
period 2012-12-30
Greektown Superholdings, Inc.
filed 2013-04-30
CIK 1487685

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

EXPLANATORY NOTE

Greektown Superholdings, Inc. (the “Company”) is filing this amendment (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Initial Filing”), filed with the SEC on April 12, 2013, (i) to amend and restate Items 10, 11, 12, 13 and 14 to provide the required disclosures. In the Initial Filing, these items referenced the 2013 Annual Meeting of Stockholders for which no determination has yet been made regarding the timing for holding such meeting.

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

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers, Significant Employees and Directors

The board of directors of the Company (the “Board”) is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  The executive officers serve at the pleasure of the Board. There are no family relationships among directors and/or executive officers. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to reporting requirements under the federal securities laws.

The following table and biographical descriptions set forth certain information with respect to the individuals who are our executive officers and directors:

Name	Age	Position	Year First Became Director
James A. Barrett	61	Director	2012
John Bitove	52	Director	2010
Darrell Burks	56	Director	2012
Freman Hendrix	62	Chairman of the Board and Director	2010
Yvette E. Landau	56	Director	2010
Charles Moore	41	Vice Chairman of the Board and Director	2012
Michael Puggi	52	President and Chief Executive Officer	N/A
Glen Tomaszewski	43	Senior Vice President, Chief Financial Officer and Treasurer	N/A
Clifford J. Vallier	52	General Manager	N/A
Richard Vitali	58	Vice President, General Counsel and Secretary	N/A
William M. Williams	49	Vice President of Guest Services of Greektown LLC	N/A

James A. Barrett. Mr. Barrett is the President of The JABarrett Company, a Nevada based financial advisory firm which provides independent financial and organizational guidance to private businesses and their owners. Prior to his retirement in July 2011, Mr. Barrett served for over 25 years as the senior financial executive and board member of Marnell Companies, a Nevada-based privately held firm involved in various business units, including Marnell Corrao Associates, the nation’s oldest and largest hotel casino design/build firm with a portfolio of properties that includes Las Vegas’ Bellagio, Caesars Palace, the M Resort and Atlantic City’s Borgata. From 1986 to 1999, Mr. Barrett served as co-founder, President and board member for the Rio Hotel & Casino Inc., and its subsidiaries. In 1999, the company was acquired by Harrah’s Entertainment, Inc., in a transaction valued at $880 million and Mr. Barrett remained a consultant through April 2000. Mr. Barrett has a Bachelor degree in Accounting from the University of Florida and is a licensed Certified Public Accountant.

John Bitove. Mr. Bitove has been Chairman of DAVE Wireless Inc., operating as Mobilicity, since 2009. Mr. Bitove has also been the Executive Chairman of Canadian Satellite Radio Holdings (CSR) Inc. (TSX: XSR), since 2005, Canadian SatelliteRadio Holdings (CSR) Inc., which operates as SiriusXM Canada.  He has also been the Chairman and Chief Executive Officer of KEYreit (TSX: KRE.UN), a Canadian retail property owner that currently owns and leases 220 commercial properties in major provinces across Canada, since 2005.  In 1993, he founded the Toronto Raptors of the NBA and created the Air Canada Centre, Toronto’s major indoor sports and entertainment venue, in which he sold his interests in 1997.

Darrell Burks. Mr. Burks was a partner at PricewaterhouseCoopers LLP from 1992 until his retirement on June 30, 2012. Mr. Burks has experience providing audit and consulting services to companies in all aspects of the casino gaming industry including casino-hotels, card clubs, Native American Casinos, and debt offerings.  Mr. Burks is a specialist in matters related to business risk and internal controls and has advised clients of all sizes regarding corporate risk management, accounting systems, control environments, and business processes. He also is on the Board of BCBS of Michigan and a member of the Financial Advisory Board for the City of Detroit.

Freman Hendrix.  Mr. Hendrix has been President and principal owner of Advanced Security & Investigative Solutions, a uniformed security guard company, since 2006.  From 2006 to 2009, he was Chief Government Relations Officer and Administrator at Eastern Michigan University.  Prior to that, Mr. Hendrix served as Chief Operations Officer at Strategic Staffing Solutions, a Detroit-based information technology staffing and solutions company, from 2001 to 2004.  Mr. Hendrix was a former partner in Mulligan’s Golf Learning Center Partnership, which filed a petition for bankruptcy protection in the United States Bankruptcy Court for the Eastern District of Michigan on September 29, 2006.  Mr. Hendrix’s public career includes: Chairman of the City of Detroit Charter Commission, a nine person elected body charged with rewriting the City’s charter.  Mr. Hendrix served as former Chief of Staff and Deputy Mayor of City of Detroit, overseeing 43 departments and 17,000 employees.  Prior to that, Mr. Hendrix held various positions in Wayne County government, including Director of Community Development and Assistant County Executive for Legal Affairs.  Mr. Hendrix was Vice Chairman of the Board from September 30, 2010 until February 11, 2013 and has been Chairman of the Board since February 11, 2013 and sits as the designee of the City of Detroit.

Yvette E. Landau. Since April 2005, Ms. Landau has been a co-owner of W.A. Richardson Builders, LLC, which provides casino advisory, general contracting, construction management and purchasing services to casino resorts. Ms. Landau was Vice President, General Counsel and Secretary of Mandalay Resort Group, a formerly NYSE listed company that owned various casino resort properties, from 1996 to April 2005 when it was acquired by MGM Resorts International (formerly MGM Mirage) and previously served as Associate General Counsel of Mandalay Resort Group from 1993. Mandalay Resort Group owned 16 casinos in four jurisdictions, with over $2.5 billion in revenues, 28,000 hotel rooms and 35,000 employees. Ms. Landau has served on the Board of Trustees of the International Association of Gaming Advisors, was the president of the organization in 2007, and continues to be involved with the organization as a counselor. Ms. Landau serves on the board of directors of Monarch Casino & Resort, Inc. (NASDAQ: MCRI), Monarch Casino & Resort, Inc. through wholly owned subsidiaries, owns and operates the Atlantis Casino Resort Spa in Reno, Nevada and the Riviera Black Hawk Casino in Black Hawk, Colorado. Ms. Landau is also on the Board of Bossier Casino Venture, Inc. which owns the Margaritaville Resort Casino in Bossier City, Louisiana expected to open in June 2013.  From 1984 to 1993, she practiced law at Snell & Wilmer in Phoenix, Arizona as an associate and then partner.

Charles Moore. Since 2001, Mr. Moore has been employed by Conway MacKenzie, Inc., a restructuring and financial advisory firm, where he is a Senior Managing Director and Shareholder.  Before joining Conway MacKenzie, Mr. Moore was the Chief Financial Officer for Horizon Technology LLC, a privately owned automotive supplier from 2000 to 2001, and prior to that he was a Manager in the middle market consulting practice of Deloitte & Touche from 1994 to 2000.  Mr. Moore is a Certified Turnaround Professional and a Certified Public Accountant and holds memberships in the Turnaround Management Association, American Bankruptcy Institute, American Institute of Certified Public Accountants and Michigan Association of Certified Public Accountants.  He received his Masters of Business Administration and his Bachelor of Arts degree from Michigan State University.  From 2008 to 2009, Mr. Moore served on the Legislative Committee on Government Efficiency, a nine person task force charged with identifying ways to improve the State of Michigan’s finances.

Michael Puggi.  Mr. Puggi has served as the Company’s President and Chief Executive Officer since June 2011. Mr. Puggi has been in the gaming industry for more than 30 years. From 2008 to 2011, Mr. Puggi provided executive management consulting services to the gaming and hospitality industry. Prior to that, he served (from 2007-2008) as regional vice president and general manager, Southern Nevada for Herbst Gaming Inc. (“Herbst”). He was responsible for seven of the Herbst’s fifteen casinos. He joined Herbst in 2007, in connection with the purchase by Herbst of certain of the Primm Valley resorts from his former employer, MGM Mirage. With MGM Mirage from 1999 through 2007, Mr. Puggi last served as the president and chief operating officer of Primm Valley Resorts. In that position, he was responsible for eight of the Southern Nevada casino properties including Primm Valley Resorts.

Glen Tomaszewski. Mr. Tomaszewski has served as the Company’s Senior Vice President and Chief Financial Officer since October 2011. Mr. Tomaszewski was previously Vice President, Chief Accounting Officer, Controller and Treasurer of Borders Group, Inc. (“Borders”). Mr. Tomaszewski joined Borders in 1998 and progressed through several financial leadership positions, including Controller from 2001 until 2009, and Vice President and Controller from 2009 until 2010. In February of 2011, Borders filed a voluntary petition for Chapter 11 bankruptcy proceedings, which were subsequently converted to Chapter 7 bankruptcy proceedings.  Before joining Borders, he served as Assistant Controller, and subsequently Controller, of Murray’s Discount Auto Stores, Inc.  Prior to his experience at Murray’s Discount Auto Stores, Mr. Tomaszewski was a member of the audit practice of Price Waterhouse for five years. He holds bachelors and master’s degrees in business administration from the University of Michigan’s Stephen M. Ross School of Business, and is a certified public accountant.

Richard Vitali. Mr. Vitali has served as the Company’s Vice President and General Counsel since May 2012. Mr. Vitali has been in the gaming industry for more than 20 years. From 2009 to 2013, Mr. Vitali was in private practice, focusing his law practice on the gaming and hospitality industry. Prior to that, he served from 2002 to 2009 as associate general counsel for Argosy Gaming.  He was responsible for six of Argosy Gaming’s casinos. From 1992 to 2002, Mr. Vitali served as associate general counsel for Harrah’s Entertainment, Inc., with assignments in Atlantic City, New Orleans, Reno/Tahoe and Las Vegas, in addition to corporate responsibilities.

In connection with the share purchase transactions described in Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below, there will be a change in our Board. Daniel Gilbert and Matthew Cullen will be appointed to serve as members of the Board, with such appointments to be effective no later than the tenth day after we file an information statement on Schedule 14f-1 related to such share purchase transactions and changes to our Board (the “Effective Date”).

Director Appointees

Name	Age	Position
Daniel Gilbert (1)	51	Chief Executive Officer and Director

Matthew Cullen (1)	57	President and Director

(1)	Each appointment to our Board shall become effective on the Effective Date.

Daniel Gilbert. Mr. Gilbert is the chairman of Rock Ventures LLC, the umbrella entity for his investments and real estate, and founder and chairman of Quicken Loans Inc. Mr. Gilbert is also the chairman and majority owner of the Cleveland Cavaliers NBA franchise; the founding member and co-manager of the Detroit~~-~~based private equity group, Rockbridge Growth Equity LLC; principal of Detroit Venture Partners LLC, a venture capital firm that funds start-up and early-stage technology companies in Detroit; founder of Bizdom, a business accelerator that helps entrepreneurs launch, fund and grow tech-based startups in Detroit and Cleveland; and chairman of Rock Gaming LLC, a casino development partnership. Mr. Gilbert holds indirect beneficial ownership interests in, and “key employee” or “key qualifier” positions with, several licensed gaming establishments located in Ohio and Kentucky, including the Horseshoe Casino Cleveland Ohio, Horseshoe Casino Cincinnati Ohio, Thistledown Racino and Turfway Park.

Matthew Cullen.  Since 2008, Matthew Cullen has been the president and chief operations officer of Rock Gaming LLC. Mr. Cullen is also the chief executive officer of Rock Ventures LLC. Prior to joining Rock Gaming LLC and Rock Ventures LLC, Mr. Cullen was a 29-year veteran of General Motors, where he was general manager of economic development and enterprise services. In addition to coordinating economic development initiatives in the communities in which GM operated, Mr. Cullen had responsibility for the corporation’s global real estate portfolio. Mr. Cullen is also the founding chairman of the Detroit River Front Conservancy, which managed the redevelopment of Detroit’s international riverfront, and is volunteer president and chief executive officer of the M-1 RAIL, a public-private initiative in downtown Detroit. Mr. Cullen holds indirect beneficial ownership interests in and “key employee” or “key qualifier” positions with several licensed gaming establishments located in Ohio and Kentucky, including the Horseshoe Casino Cleveland Ohio, Horseshoe Casino Cincinnati Ohio, Thistledown Racino and Turfway Park.

Significant Employees of the Company

Following is information with respect to the Company’s significant employees:

Clifford J. Vallier. Mr. Vallier served as President, Chief Financial Officer and Treasurer of the Company from August 2010 until June and October of 2011, respectively.  Mr. Vallier served as Chief Executive Officer of the Company from June 30, 2010 to August 10, 2010.  Mr. Vallier was appointed General Manager of the Company, as Mr. Puggi and Mr. Tomaszewski were hired. Mr. Vallier had been the Chief Executive Officer of Greektown LLC, an indirect subsidiary of the Company, from January 2010 until Mr. Boyer’s appointment as Executive Chairman of the Board in August 2010. He has been the Chief Financial Officer and Assistant General Manager of Greektown LLC and Greektown Holdings, a direct subsidiary of the Company, since December 2006, and was also the interim CEO of each entity from November 2008 until April 2009.  He also served as Vice President of Finance of Greektown LLC from February 2004 to December 2006 and as Senior Director of Finance of Greektown LLC from July 2002 to February 2004.

William M. Williams. Mr. Williams has been the Vice President of Guest Services of Greektown LLC, an indirect subsidiary of the Company, since June 2005.  Mr. Williams has been the Assistant Secretary of the Company since 2010.  Prior to his employment at Greektown LLC, Mr. Williams was the Club Manager at the Detroit Athletic Club in Detroit from June 2000 to May 2005.  Previously, Mr. Williams was the Vice President of Operations at the Caesars Indiana Casino Resort in Elizabeth, Indiana from 1997 to 2000.

Corporate Governance

General. The Company’s by-laws provide that the number of members of the Board shall be determined from time to time by resolution of the directors. The Company’s Board should neither be too small to maintain the needed expertise and independence, nor too large so as to be inefficient in functioning.

Although none of the Company’s securities are listed on a national securities exchange and the Company is not subject to the rules of any national securities exchange, the independence of our directors is determined under the corporate governance rules of the NASDAQ Stock Market. The independence rules of the NASDAQ Stock Market include a series of objective tests, including that an “independent” person will not be employed by us and will not be engaged in various types of business dealings with us.  In addition, the Board is required to make a subjective determination as to each person that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the person’s responsibilities. The Board determined that, other than George Boyer, Darrell Burks and Charles Moore each of the directors on the Board was independent under the independence standards of the NASDAQ Stock Market. As discussed above, George Boyer resigned as a director of the Company on January 31, 2013, effective as of February 11, 2013. The Board determined that Mr. Burks is not independent under the standards of the NASDAQ Stock Market because his brother is a partner of Ernst & Young LLP, the Company’s outside auditor. The Board determined that Mr. Moore is not independent under the standards of the NASDAQ Stock Market because he is a principal of Conway MacKenzie, Inc. which provided financial advisory services to the Company in 2010.

During the fiscal year ended December 31, 2012, the Board met 12 times. Each of the directors participated in 75% or more of the aggregate number of meetings of the Board and committee(s) on which he or she served during the 2012 fiscal year, during the period for which he or she was a director and/or a member of such committee.

It is the policy of our Board that directors are encouraged, but are not required, to attend all annual stockholders meetings. All of the members of the Board attended the 2012 Annual Meeting of stockholders.

The standing committees of the Board include an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and a Regulatory Compliance Committee.

Audit Committee. During the period beginning January 1, 2012 and ending May 22, 2012, the Audit Committee was comprised of John Bitove, Benjamin C. Duster IV and Yvette E. Landau. From May 22, 2012 to August 14, 2012, the Audit Committee was comprised of John Bitove, Darrell Burks and Benjamin C. Duster IV. Since August 14, 2012, the Audit Committee has been comprised of James A. Barrett, Jr., John Bitove and Darrell Burks. Mr. Duster acted as Chairman of the Audit Committee until May 22, 2012, at which time Mr. Burks assumed the role of Chairman of the Audit Committee. The Audit Committee is responsible for the appointment of the Company’s independent registered public accountants, examining the results of audits, reviewing internal accounting controls, and reviewing related party transactions. The duties of the Audit Committee are fully set forth in the charter adopted by that committee, a copy of which is available on the “investor info” page of our website at www.greektowncasino.com. The Board has determined that, with the exception of Mr. Burks, all Audit Committee members are “independent” as defined by the NASDAQ rules. The Audit Committee met five times in fiscal 2012.

Compensation Committee. From January 1, 2012 to August 14, 2012, the Compensation Committee was comprised of John Bitove, George Boyer and Freman Hendrix. During the period beginning August 14, 2012 and ending November 8, 2012, the Compensation Committee was comprised of John Bitove, Charles Moore and Freman Hendrix. Since November 8, 2012, the Compensation Committee has been comprised of John Bitove, James A. Barrett, Jr., and Freman Hendrix. Mr. Bitove acted as Chairman of the Compensation Committee. The Compensation Committee is comprised of two non-employee directors, whom the Board has determined are “independent” in accordance with applicable NASDAQ rules. Mr. Boyer acted as a member of the Compensation Committee, but was not an independent director. The Compensation Committee met five times in fiscal 2012. The Compensation Committee has a written charter, which is available on the “investor info” page of our website at www.greektowncasino.com.

The Compensation Committee’s principal functions are to:

●	develop and oversee the implementation of the Company’s compensation philosophy with respect to the directors and senior management of the Company;

●
assure that the employees of the Company and its subsidiaries are compensated effectively in a non-discriminatory manner consistent with such compensation philosophy, internal equity considerations, market practice and the requirements of the appropriate employment laws and regulatory bodies; and

●	perform other functions or duties deemed appropriate by the Board.

The agenda for meetings of the Compensation Committee is determined by its Chairman. The Compensation Committee establishes, amends, reviews and approves the compensation and benefit plans with respect to officers and employees, including determining individual elements of total compensation of the Chief Executive Officer and other executive officers, and reviewing the performance of the Company and its executive officers with respect to these elements of compensation. The Compensation Committee has the authority to retain, at the expense of the Company, outside legal or other expert advice, including financial advice, to the extent it deems necessary or appropriate from time to time. There were no changes to executive compensation in fiscal year 2012. Generally, however, in determining the compensation levels of the Company’s executive officers, the Compensation Committee may consider proposals from the Chief Executive Officer and the  Chairman of the Board with respect to the appropriate levels of bonus and equity compensation for the Company’s executive officers (other than the Chief Executive Officer). The Committee may delegate its duties and responsibilities to the Chief Executive Officer or the Chairman of the Board if it determines that such delegation is in the best interest of the Company and it is not prohibited by law from doing so. Neither the Company nor the Compensation Committee has engaged any compensation consultants to assist in determining or recommending the amount or form of compensation to be paid to the Company’s executive officers.

Nominating and Corporate Governance Committee.  During the period beginning January 1, 2012 and ending August 14, 2012, the Nominating Committee was comprised of George Boyer, Michael Duggan and Freman Hendrix. From August 14, 2012 to November 8, 2012, the Nominating Committee was comprised of Michael Duggan, Soohyung Kim and Freman Hendrix. Since November 8, 2012, the Nominating Committee has been comprised of Freman Hendrix, Charles Moore and, until his resignation on April 10, 2013, Soohyung Kim. Mr. Hendrix acts as Chairman of the Nominating Committee. The Nominating Committee is comprised of two non-employee directors, of whom the Board has determined are “independent” in accordance with applicable NASDAQ rules. Mr. Boyer acted as a member of the Nominating Committee, but was not an independent director. The purposes of the Nominating Committee are to assist the Board by identifying individuals qualified to become Board members and members of Board committees, lead the Board in its annual review of the Board’s and management’s performance, monitor the Company’s corporate governance structure, and periodically review and recommend to the Board any proposed changes to the Corporate Governance Guidelines. The duties of the Nominating Committee are fully set forth in the charter adopted by that committee, a copy of which is available on the “investor info” page of our website at www.greektowncasino.com. The Nominating Committee met eight times during fiscal 2012.

In consultation with, and with the assistance of, the Chairman of the Board and the Chief Executive Officer, the Nominating Committee, among other things: (i) identifies candidates for election to the Board; (ii) gathers information on such candidates; (iii) conducts interviews and holds meetings with candidates; (iv) makes recommendations to the full Board as to particular candidates to fill vacancies on the Board from time to time; and (v) makes recommendations to the full Board as to the slate of candidates for membership on the Board to be presented to the stockholders for consideration at the Company’s Annual Meeting of stockholders.

The Nominating Committee considers many factors when evaluating candidates for nomination to the Board, with the goal of fostering a Board comprised of directors with a variety of experience and backgrounds. The Committee is authorized to retain expert advice from third parties to the extent it deems necessary or appropriate from time to time, but did not retain any third party for such purposes during fiscal 2012. We have no formal policy regarding board diversity, nor do we maintain any specific minimum qualification for director candidates. Our priority in selection of Board members is identification of members who will further the interests of our stockholders through their management experience, financial expertise, knowledge of our business and the gaming industry, understanding of the competitive landscape, familiarity with our targeted markets and experience with the regulatory framework to which we are subject. Important factors that will be considered as part of the Nominating Committee’s evaluation include (without limitation) whether the proposed member has the attributes and skills to make him or her suitable to serve as our director, in light of our highly regulated casino and hotel business, our complex operations and large number of employees.

Regulatory Compliance Committee.  The Board has also established a Regulatory Compliance Committee. From January 1, 2012 through May 22, 2012, the Regulatory Compliance Committee was comprised of Yvette E. Landau, Michael Duggan and Benjamin C. Duster IV. From May 22, 2012 through November 8, 2012, the Regulatory Compliance Committee was comprised of Darrell Burks, Yvette E. Landau and Michael Duggan. Since November 8, 2012, the Regulatory Compliance Committee has been comprised of Darrell Burks, Yvette E. Landau and Charles Moore. Ms. Landau acted as Chairperson of the Regulatory Compliance Committee until May 22, 2012, at which time Mr. Duggan assumed the role of Chairman of the Regulatory Compliance Committee. Mr. Duggan acted as Chairman of the Regulatory Compliance Committee until November 8, 2012, at which time Mr. Moore assumed the role of Chairman of the Regulatory Compliance Committee. The Regulatory Compliance Committee is comprised of non-employee directors, all of whom the Board has determined are “independent” in accordance with applicable NASDAQ rules. The purpose of the Regulatory Compliance Committee is to assist the Board in overseeing the Company’s compliance with the laws, regulations and standards of conduct to which the Company is subject. The duties of the Regulatory Compliance Committee are fully set forth in the charter adopted by that committee, a copy of which is available on the “investor info” page of our website at www.greektowncasino.com. The Regulatory Compliance Committee met four times during fiscal 2012.

Shareholder Communication. The Company does not have a formal procedure for stockholder communication with its Board. The Company welcomes any informal or formal correspondence and has determined that a formal procedure is not necessary. Stockholders who wish to contact the Board, a committee of the Board or an individual director should send their correspondence to Greektown Superholdings, Inc., 555 East Lafayette, Detroit, Michigan 48226, Attention: Board of Directors. Any such communication should specify the applicable addressee or addressees to be contacted, as well as the general topic of the communication. The Company will initially receive and process a communication before forwarding it to the addressee or addressees. The Company generally will not forward a stockholder communication to its directors if it determines that such communication is primarily commercial in nature or is abusive, threatening or otherwise inappropriate.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics applicable to the Company’s directors, as well as senior executive management and employees engaged in finance, accounting, information technology, surveillance, public reporting, compliance, and internal auditing, which meets the requirements of a “code of ethics” as defined in Item 406 of Regulation S-K, and we maintain procedures for the confidential and anonymous submission by employees of complaints regarding our accounting, internal accounting controls, auditing matters and other issues.  A copy of our code of ethics is available on the “investor info” page of our website at www.greektowncasino.com.  The Company will disclose on its website any amendment to, or wavier from, a provision of the Code of Business Conduct and Ethics that applies to its Chief Executive Officer and Chief Financial Officer and that relates to any element of such code enumerated in item 406(b) of Regulation S-K.

Board Leadership Structure. We recognize that different board leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies. The roles and responsibilities of the Chairman and our Chief Executive Officer are as follows:

The Chairman has the responsibility to: (1) coordinate with the Chief Executive Officer in establishing the agenda for the Annual Meeting of stockholders as well as the agenda for Board meetings; (2) provide strategic oversight; (3) provide management with direction and input regarding Board priorities, mandates and suggestions; and (4) perform such other functions as the directors may designate from time to time. Mr. Hendrix acts as Chairman.

Our Chief Executive Officer has authority regarding day to day operations of the Company, oversight over all other officers of the Company and responsibility for executing strategies approved by the Board. The Chief Executive Officer reports to the Board. Michael Puggi serves as the Company’s Chief Executive Officer.

The Board has reviewed the Company’s current Board leadership structure in light of the composition of the Board, the Company’s size, the nature of the Company’s business, the regulatory framework under which the Company operates, the Company’s stockholder base and other relevant factors, and has determined that this Board leadership structure is appropriate for the Company.  The Board will continue to evaluate whether the current leadership structure continues to be optimal for the Company and its stockholders.

The Board is responsible for overseeing the overall risk management process at the Company. Responsibility for managing risk rests with executive management while the Board participates in the oversight of the process. The oversight responsibility of the Board is expected to be enabled by management reporting processes designed to provide visibility to the Board about the identification, assessment, and management of critical risks. These areas of focus include strategic, operational, financial and reporting, succession and compensation, compliance, and other risks.

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely on a review of the copies of such reports furnished to us during or with respect to fiscal 2012, or written representations that no Forms 5 were required, we believe that during the fiscal year ended December 31, 2012, other than the eight reports identified in the following sentence, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.  Based solely on a review of the copies of such reports furnished to us during or with respect to fiscal 2012, each of Darrell Burks, Charles Moore, Glen Tomaszewski, Freman Hendrix, Richard Vitali and Standard General L.P. (along with Nicholas Singer and Soohyung Kim as additional reporting persons) filed one Section 16(a) report late and James A. Barrett filed two Section 16(a) reports late.

Item 11. Executive Compensation

Compensation of Executive Officers

The following table sets forth information for the fiscal years ended December 31, 2012 and 2011 concerning compensation of (1) our principal executive officer during the fiscal year ended December 31, 2012 and (2) the two most highly compensated executive officers of the Company (other than our principal executive officer) who were serving as executive officers as of December 31, 2012.

Name and Principal Position	Year	Salary	Stock Awards (1)	Non Equity Incentive Plan Compensation	All Other Compensation (2)	Total

Michael Puggi,	2012	$685,000	—	—	$84,177	$769,177
President and Chief Executive Officer	2011	$287,785	$630,000	—	$14,471	$932,256
of the Company

Glen Tomaszewski,	2012	$350,000	—	—	$21,135	$371,135
Senior Vice President, Chief Financial	2011	$106,538	$270,000	—	$3,777	$380,315
Officer and Treasurer

Richard Vitali,	2012	$141,923	$180,000	—	$12,318	$334,241
Vice President, General Counsel and	2011	—	—	—	—	—

(1)

Represents the grant date fair value, in accordance with ASC 718, of restricted share units granted to Mr. Boyer in connection with his service as the Executive Chairman of the Board of the Company from July 1, 2011 to December 31, 2011. The restricted shares units vested on December 31, 2011.  Also represents the grant date fair value, in accordance with ASC 718, of restricted share units granted to Mr. Puggi in connection with his service as President and Chief Executive Officer of the Company. The Company granted Mr. Puggi 7,000 restricted share units on July 1, 2011, of which 2,333 restricted share units vested on the first anniversary of the grant date, 2,333 restricted share units were scheduled to vest on the second anniversary of the grant date and the remaining 2,334 restricted share units were scheduled to vest on June 15, 2014, however, the vesting of such share units are subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013. In addition, represents the grant date fair value, in accordance with ASC 718, of restricted share units granted to Mr. Tomaszewski in connection with his service as Senior Vice President, Chief Financial Officer and Treasurer of the Company. The Company granted Mr. Tomaszewski 3,000 restricted share units on October 1, 2011, of which 1,000 restricted share units vested on each of the first two anniversaries of the grant date and an additional 1,000 restricted share units were scheduled to vest on the third anniversary of the grant date, however, the vesting of such share units are subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013. The Company granted Mr. Vitali 2,000 share units on May 1, 2012, of which 667 restricted share units were scheduled to vest on each of the first two anniversaries of the grant date and the remaining 666 restricted share units were scheduled to vest on May 1, 2015, however, the vesting of such share units are subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013.

(2)
Represents expenses paid by the Company relating to life, accidental disbursement and disability, long term disability, medical, dental and vision insurance purchased on behalf of the named executive officers.  Includes airfare reimbursement for Mr. Puggi in the amount of $25,541 paid by the Company in 2012 and $7,517 in 2011, pursuant to his employment agreement, under which the Company has agreed to reimburse him for the cost of first class airfare for up to twenty-eight (28) personal round trips per calendar between Detroit, Michigan and either Las Vegas, Nevada or New Jersey and (d) housing for Mr. Puggi in the amount of $37,500 in 2012.

(3)	Mr. Vitali became the Company's Vice President, General Counsel and Secretary in May 2012 and therefore did not receive any compensation from the Company in 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — DECEMBER 31, 2012

	Stock Awards

Name	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested (4)
Michael Puggi (1)	4,667	$420,030
Glen Tomaszewski (2)	2,000	$180,000
Richard Vitali (3)	2,000	$180,000

(1)
Mr. Puggi was granted 7,000 restricted share units on July 1, 2011 in connection with his service as the President and Chief Executive Officer of the Company, of which 2,333 restricted share units vested on the first anniversary of the grant date, 2,333 restricted share units were scheduled to vest on the second anniversary of the grant date and the remaining 2,334 restricted share units were scheduled to vest on June 15, 2014, however, the vesting of such share units are subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013.

(2)
Mr. Tomaszewski was granted 3,000 restricted share units on October 1, 2011 in connection with his service as the Senior Vice President, Chief Financial Officer and Treasurer of the Company of which 1,000 restricted share units vested on each of the first two anniversaries of the grant date and an additional 1,000 restricted share units were scheduled to vest on the third anniversary of the grant date, however, the vesting of such share units are subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013.

(3)
Mr. Vitali was granted 2,000 restricted share units on May 1, 2012 in connection with his service as Vice President, General Counsel and Secretary of the Company of which 667 restricted share units were scheduled to vest on each of the first two anniversaries of the grant date and the remaining 666 restricted share units were scheduled to vest on May 1, 2015, however, the vesting of such share units are subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013.

(4)
The market value of the unvested awards was determined by multiplying the closing market price of the Company’s shares on December 31, 2011, or $90.00, by the number of shares constituting or underlying the awards.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL

Michael Puggi Employment Agreement.

Under Mr. Puggi’s employment agreement, if Mr. Puggi’s employment is terminated by the Company without “cause” or by Mr. Puggi for “good reason” (each as defined below), Mr. Puggi will be entitled to receive his base salary for a period of 12 months following such termination.  If such termination were to occur within 12 months following a “change in control” of the Company (as defined below), Mr. Puggi will be entitled to receive his base salary for a period of 24 months following such termination, plus an amount equal to the bonus earned by him for the fiscal year prior to such termination.  Under certain circumstances, Mr. Puggi will become entitled to receive his base salary for a period of six months as severance pay for nonrenewal of the agreement at the end of the term.  Mr. Puggi’s right to these severance payments under his employment agreement is contingent upon his execution of a release of claims in form and substance satisfactory to the Company.  Any benefits received by Mr. Puggi in connection with a “change in control” of the Company will be reduced by the amount necessary to avoid penalties under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”).

In addition, pursuant to the applicable award agreement, all unvested restricted stock units granted to Mr. Puggi on July 1, 2011 shall vest and be settled upon a change in control of the Company subject to his continued employment through the date thereof; provided that if Mr. Puggi’s employment is terminated by the Company without cause or by Mr. Puggi for good reason after the date on which the Company has entered into a definitive agreement that would result in a change in control, but prior to the consummation thereof, his unvested restricted stock units will vest and be settled upon the consummation of such change in control.

For purposes of Mr. Puggi’s employment agreement and restricted stock unit award agreement, “cause” means (i) Mr. Puggi’s conviction of, or entry of a plea of either guilty or no contest to a charge of, commission of a felony or other crime involving moral turpitude; (ii) his willful and continued failure or refusal to satisfactorily perform such services as may be reasonably delegated or assigned to him, consistent with his position, by the Board; (iii) his willful misconduct or gross negligence in connection with the performance of his duties that negatively affects his ability to perform his duties for the Company or adversely affects the Company; (iv) his material breach of any of the terms or conditions of his employment agreement; or (v) his no longer being permitted to provide the services required under the employment agreement pursuant to any legal requirement; “good reason” means, without Mr. Puggi’s consent, (i) a reduction in his duties, authority or responsibilities such that he no longer has the duties, authority or responsibilities typically provided to the chief executive officer of a comparable company; (ii) a material reduction in his base salary or the failure to pay compensation when owed, other than inadvertent mistakes or failures which are corrected; or (iii) any requirement by the Company that he reside in any location other than the Detroit, Michigan or Las Vegas, Nevada metropolitan areas; and “change in control” means (i) the acquisition in one or more transactions by any person (other than certain related parties and 5% owners) of more than 50% of the combined voting power of the Company’s then outstanding voting securities; (ii) the consummation of a merger or consolidation involving the Company if the shareholders of the Company, immediately before such merger or consolidation, do not own, directly or indirectly, immediately following such merger or consolidation, at least 50% of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation; (iii) the acquisition by any person (other than certain related parties) in a single transaction or in a series of related transactions occurring during any period of 12 consecutive months, of assets from the Company that have a total gross fair market value equal to or more than 51% of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions; or (iv) if, at any time during the 12 month period following the occurrence of an acquisition that would have constituted a change in control under clause (i) above but for the fact that the acquiring “person” was a 5% owner, the individuals who served on the Board immediately prior to such acquisition cease to constitute a majority of the Board (provided that any director elected or appointed to serve on the Board after such acquisition will be deemed to have been on the Board immediately prior to such acquisition if his election or nomination is approved by a majority of the individuals who served on the Board immediately prior to such acquisition), in each case, provided that such transaction satisfies the requirements of Section 409A(2)(a)(v) of the Code.

Glen Tomaszewski Employment Agreement.

Under Mr. Tomaszewski’s employment agreement, if Mr. Tomaszewski’s employment is terminated by the Company without “cause” or by Mr. Tomaszewski for “good reason” (each as defined below), Mr. Tomaszewski will be entitled to receive his base salary for a period of 12 months following such termination, plus an amount equal to the bonus earned by him for the fiscal year prior to such termination.  Mr. Tomaszewski’s right to these severance payments under his employment agreement is contingent upon his execution of a release of claims in form and substance satisfactory to the Company.

In addition, pursuant to the applicable award agreement, all unvested restricted stock units granted to Mr. Tomaszewski on October 1, 2011 shall vest and be settled upon a change in control of the Company subject to his continued employment through the date thereof; provided that if Mr. Tomaszewski’s employment is terminated by the Company without cause or by Mr. Tomaszewski for good reason after the date on which the Company has entered into a definitive agreement that would result in a change in control, but prior to the consummation thereof, his unvested restricted stock units will vest and be settled upon the consummation of such change in control.

For purposes of Mr. Tomaszewski’s employment agreement and restricted stock unit award agreement, “cause” means (i) Mr. Tomaszewski’s conviction of, or entry of a plea of either guilty or no contest to a charge of, commission of a felony or other crime involving moral turpitude; (ii) his willful failure or refusal to satisfactorily perform such services as may be reasonably delegated or assigned to him, consistent with his position, by the Company’s chief executive officer; (iii) his willful misconduct or gross negligence in connection with the performance of his duties; (iv) his material breach of any of the terms or conditions of his employment agreement; or (v) his no longer being permitted to provide the services required under the employment agreement pursuant to any legal requirement; “good reason” means, without Mr. Tomaszewski’s consent, (i) a material reduction in his duties, authority or responsibilities; (ii) a reduction in his base salary; or (iii) any requirement by the Company that he reside in any location other than the Detroit, Michigan metropolitan areas; and “change in control” means (i) the acquisition in one or more transactions by any person (other than certain related parties and 5% owners) of more than 50% of the combined voting power of the Company’s then outstanding voting securities; (ii) the consummation of a merger or consolidation involving the Company if the shareholders of the Company, immediately before such merger or consolidation, do not own, directly or indirectly, immediately following such merger or consolidation, at least 50% of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation; (iii) the acquisition by any person (other than certain related parties) in a single transaction or in a series of related transactions occurring during any period of 12 consecutive months, of assets from the Company that have a total gross fair market value equal to or more than 51% of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions; or (iv) if, at any time during the 12 month period following the occurrence of an acquisition that would have constituted a change in control under clause (i) above but for the fact that the acquiring “person” was a 5% owner, the individuals who served on the Board immediately prior to such acquisition cease to constitute a majority of the Board (provided that any director elected or appointed to serve on the Board after such acquisition will be deemed to have been on the Board immediately prior to such acquisition if his election or nomination is approved by a majority of the individuals who served on the Board immediately prior to such acquisition), in each case, provided that such transaction satisfies the requirements of Section 409A(2)(a)(v) of the Code.

Richard Vitali Employment Agreement.

Under Mr. Vitali’s employment agreement, if Mr. Vitali’s employment is terminated by the Company without “cause” or by Mr. Vitali for “good reason” (each as defined below), Mr. Vitali will be entitled to receive his base salary for a period of 12 months following such termination, plus an amount equal to the bonus earned by him for the fiscal year prior to such termination.  Mr. Vitali’s right to these severance payments under his employment agreement is contingent upon his execution of a release of claims in form and substance satisfactory to the Company.

In addition, pursuant to the applicable award agreement, all unvested restricted stock units granted to Mr. Vitali on May 1, 2012 shall vest and be settled upon a change in control of the Company subject to his continued employment through the date thereof; provided that if Mr. Vitali’s employment is terminated by the Company without cause or by Mr. Vitali for good reason after the date on which the Company has entered into a definitive agreement that would result in a change in control, but prior to the consummation thereof, his unvested restricted stock units will vest and be settled upon the consummation of such change in control.

For purposes of Mr. Vitali’s employment agreement and restricted stock unit award agreement, “cause” means (i) Mr. Vitali’s conviction of, or entry of a plea of either guilty or no contest to a charge of, commission of a felony or other crime involving moral turpitude; (ii) his willful failure or refusal to satisfactorily perform such services as may be reasonably delegated or assigned to him, consistent with his position, by the Company’s chief executive officer; (iii) his willful misconduct or gross negligence in connection with the performance of his duties; (iv) his material breach of any of the terms or conditions of the his employment agreement; or (v) his no longer being permitted to provide the services required under the employment agreement pursuant to any legal requirement; “good reason” means, without Mr. Vitali’s consent, (i) a material reduction in his duties, authority or responsibilities; (ii) a reduction in his base salary; or (iii) any requirement by the Company that he reside in any location other than the Detroit, Michigan metropolitan areas; and “change in control” means (i) the acquisition in one or more transactions by any person (other than certain related parties and 5% owners) of more than 50% of the combined voting power of the Company’s then outstanding voting securities; (ii) the consummation of a merger or consolidation involving the Company if the shareholders of the Company, immediately before such merger or consolidation, do not own, directly or indirectly, immediately following such merger or consolidation, at least 50% of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation; (iii) the acquisition by any person (other than certain related parties) in a single transaction or in a series of related transactions occurring during any period of 12 consecutive months, of assets from the Company that have a total gross fair market value equal to or more than 51% of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions; or (iv) if, at any time during the 12 month period following the occurrence of an acquisition that would have constituted a change in control under clause (i) above but for the fact that the acquiring “person” was a 5% owner, the individuals who served on the Board immediately prior to such acquisition cease to constitute a majority of the Board (provided that any director elected or appointed to serve on the Board after such acquisition will be deemed to have been on the Board immediately prior to such acquisition if his election or nomination is approved by a majority of the individuals who served on the Board immediately prior to such acquisition), in each case, provided that such transaction satisfies the requirements of Section 409A(2)(a)(v) of the Code.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2012:

Name	Year	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
James Barrett	2012	30,000	124,920	154,920
	2011	—	—	—
John Bitove (3)	2012	110,000	—	110,000
	2011	120,000	—	120,000
George Boyer (4)	2012	240,000	—	240,000
	2011	—	—	—
Darrell Burks	2012	73,750	124,920	198,670
	2011	—	—	—
Michael Duggan	2012	102,500	—	102,500
	2011	72,500	124,920	197,420
Benjamin Duster	2012	76,250	—	76,250
	2011	63,334	124,920
Freman Hendrix (5)	2012	156,000	—	156,000
	2011	144,251	7,920	152,171
Soohyung Kim (6)	2012	—	—	—
	2011	—	—	—
Yvette Landau (7)	2012	97,500	—	97,500
	2011	120,000	—	120,000
Charles Moore	2012	34,167	124,920	159,087
	2011	—	—	—

(1)	Represents fees paid to the directors for year ended December 31, 2012 and 2011.
(2)
Represents the aggregate grant date fair value, in accordance with ASC Topic 718, of the restricted shares and restricted share units granted to the directors during 2012 and 2011. Mr. Barrett, Mr. Burks and Mr. Moore were each granted 1,388 restricted share units in 2012. Mr. Duggan and Mr. Duster were each granted 1,388 restricted shares in 2011. Mr. Hendrix was granted 88 restricted shares in 2011.

(3)	Mr. Bitove held 463 unvested restricted shares from a prior award.
(4)	Mr. Boyer held 1,019 unvested restricted shares from prior awards.
(5)	Mr. Hendrix held 556 unvested restricted shares from prior awards.
(6)	Mr. Kim elected not to receive cash payments or stock awards.
(7)	Ms. Landau held 463 unvested restricted shares from a prior award.

Director Compensation Program

On August 11, 2010 (supplemented on September 29, 2010), the Compensation Committee approved a director compensation program for members of the Company’s Board of Directors.  Under the terms of the compensation program, the Chairman of the Board shall receive an annual retainer of $225,000; the Vice Chairman of the Board shall receive an annual retainer of $125,000, and all other board members shall receive an annual retainer of $75,000. In addition, the Chairmen of the Audit Committee, the Nominating Committee, the Regulatory Compliance Committee and the Compensation Committee shall each receive an additional $25,000, and each member of the Board of Directors that serves on a committee in a non-chair capacity shall receive an additional $10,000.  In addition, certain members of the Company’s executive team are eligible to receive restricted share units under the terms of the Company’s restricted share unit program.

All annual retainers to the Board will be paid half in cash and half in restricted shares of Series A-1 Common Stock, vesting in quarterly increments over a one year period.  Each director may elect annually to receive all or part of the equity portion of the award in cash. Such cash payments will be made when the equity would have vested.

In addition to the annual retainer, upon joining the Company’s Board of Directors, the Chairman of the Board became entitled to $275,000 of such stock, for which 3,055 shares were granted  to George Boyer on August 18, 2010; the Vice Chairman of the Board became entitled to $150,000 of such stock, for which 1,666 shares were granted to Freman Hendrix on September 30, 2010, and all other directors are entitled to $125,000 of such stock, for which John Bitove was granted 1,388 shares on August 18, 2010, Yvette Landau was granted 1,388 shares on August 18, 2010, Michael Duggan was granted 1,388 shares on April 1, 2011, Benjamin Duster was granted 1,388 shares on May 31, 2011, James Barrett was granted 1,388 restricted share units on August 14, 2012, and Charles Moore was granted 1,388 restricted share units on August 14, 2012.  All such restricted shares will vest in three equal annual installments, with the exception of Mr. Duster’s shares. All remaining unvested shares as of his resignation date of August 14, 2012 became vested.

Compensation Committee Interlocks and Insider Participation

Other than George Boyer, no Compensation Committee or other Board member is or has been an officer or employee of the Company or any of its affiliates and no member of the Compensation Committee has had any related party transactions which would require disclosure under the rules of the SEC.  Additionally, in 2012, none of the executive officers of the Company has served on the board or compensation committee (or committee performing equivalent functions) of any other company that had one or more executive officers serving on the Compensation Committee or the Board.

SHARE PURCHASE TRANSACTIONS BY ATHENS ACQUISITION LLC.

On June 15, 2012, Athens Acquisition LLC, a Delaware limited liability company (“Athens”) acquired 80,000 shares of Series A-1 Convertible Preferred Stock of the Company, in an over-the-counter market transaction for an aggregate purchase price of $5,760,000.

On December 20, 2012, Athens and certain funds affiliated with Manulife Asset Management (US) LLC entered into a Securities Purchase Agreement (the “Manulife Agreement”), pursuant to which Athens agreed to purchase the following securities of the Company: 42,220 shares of Series A-1 Common Stock; 623,406 shares of Series A-1 Preferred Stock and warrants to acquire 202,511 shares of Series A-1 Preferred Stock (collectively, the “Manulife Shares”). The aggregate purchase price for the Manulife Shares was $78,132,330, or $90 per Manulife Share. The source of funds for the purchase of the Manulife Shares was the working capital of Athens.

On January 25, 2013, Athens and certain funds affiliated with Oppenheimer Funds Inc. entered into a Securities Purchase Agreement (the “Oppenheimer Agreement”), pursuant to which Athens agreed to purchase the following securities of the Company: 15,741 shares of Series A-1 Common Stock and 128,030 shares of Series A-1 Preferred Stock (collectively, the “Oppenheimer Shares”). The aggregate purchase price for the Oppenheimer Shares was $12,939,390, or $90 per Oppenheimer Share. The source of funds for the purchase of the Oppenheimer Shares was the working capital of Athens.

On January 31, 2013, Athens and certain funds affiliated with Solus Alternative Asset Management LP (collectively, the “Solus Sellers”) entered into a Securities Purchase Agreement (the “Solus Agreement”), pursuant to which Athens agreed to purchase the following securities of the Company: 33,127 shares of Series A-1 Common Stock; 291,000 shares of Series A-1 Preferred Stock; 40,579 shares of Series A-2 Preferred Stock and warrants to acquire 186,657 shares of Series A-2 Preferred Stock (collectively, the “Solus Shares”). The aggregate purchase price for the Solus Shares was $49,622,670, or $90 per Solus Share. The source of funds for the purchase of the Solus Shares was the working capital of Athens.

The Manulife Shares, the Oppenheimer Shares and the Solus Shares were purchased in transactions closing on April 12, 2013 and April 15, 2013, following the approval of the purchases by the Michigan Gaming Control Board on April 9, 2013.  Consummation of the transactions contemplated by the Manulife Agreement, the Oppenheimer Agreement and the Solus Agreement resulted in Athens having beneficial ownership representing 76.8% of the voting power of all securities of the Company.

The Manulife Agreement, the Oppenheimer Agreement and the Solus Agreement are collectively referred to as the “Three Agreements”, and the transactions contemplated thereby, the “Share Purchase”.

On April 8, 2013, Athens entered into a Stockholders Agreement with the Company (the “Stockholders Agreement”). Pursuant to the Stockholders Agreement, Athens and the Company agreed that, within one business day of the date of consummation of the Three Agreements, the Company will take all actions necessary to cause a Schedule 14F-1 Information Statement to be filed with the SEC and transmitted to the Company’s record holders, and, on a date that is no later than ten days after the filing and transmission of such Schedule 14F-1, the Company will take all actions necessary to cause the Board to consist solely of Daniel Gilbert, Matthew Cullen, Freman Hendrix and Darrell Burks and such other members of the Company’s current Board as Athens may designate. Messrs. Hendrix and Burks are currently serving as directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

	Series A-1 Common Stock		Series A-1 Preferred Stock			Series A-2 Preferred Stock			Total			Voting
					% of Total			% of Total	Total Number of			% of
	Number	% of Total	Number		Series A-1	Number		Series A-2	Capital Stock	% of Total		Voting
	Beneficially	Series A-1	Beneficially		Preferred	Beneficially		Preferred	Beneficially	Capital		Capital
Name, Position	Owned	Common Stock	Owned		Stock	Owned		Stock	Owned	Stock		Stock
James A Barrett, Jr., Director (1)	1,388	*	-		-	-		-	1,388		*		*
John Bitove, Director (2)	1,388	*	-		-	-		-	1,388		*		*
Darrell Burks, Director (3)	1,388	*	-		-	-		-	1,388		*		*
Matthew Cullen, Director Appointee	-	-	-		-	-		-	-	-		-
Daniel Gilbert, Director Appointee (4)	91,088	54.02%	1,324,947	(5)	79.53%	227,236	(6)	36.48%	1,643,271	66.87%		75.85%
Freman Hendrix, Director (7)	2,175	1.29%	-		-	-		-	2,175		*		*
Yvette E. Landau, Director (8)	1,388	*	-		-	-		-	1,388		*		*
Charles Moore, Director (9)	1,388	*	-		-	-		-	1,388		*		*
Michael Puggi, President and CEO (10)	7,000	4.15%	-		-	-		-	7,000		*		*
Glen Tomaszewski, Senior Vice President, CFO and Treasurer (11)	3,000	1.78%	-		-	-		-	3,000		*		*
Richard Vitali, Vice President, General Counsel and Secretary (12)	2,000	1.19%	-		-	-		-	2,000		*		*
All Board of Directors and named executive officers as a group	112,203	66.48%	1,324,947		79.53%	227,236		36.48%	1,664,386	67.72%		76.95%

Athens Acquistion, LLC	91,088	54.02%	1,324,947	(5)	79.53%	227,236	(6)	36.48%	1,643,271	66.87%	75.85%
Brigade Leveraged Capital Structures Fund Ltd. (13)	-	-	94,999		5.70%	395,606	(14)	63.52%	490,605	19.96%	7.09%
Donald Morgan (13)	-	-	94,999		5.70%	395,606	(14)	63.52%	490,605	19.96%	7.09%
Brigade Capital Management, LLC (13)	-	-	94,999		5.70%	395,606	(14)	63.52%	490,605	19.96%	7.09%
Standard General Master Fund L.P. (15)	6,442	3.82%	50,731		3.04%	-		-	57,173	2.33%	3.01%
Standard General OC Master Fund L.P. (15)	6,861	4.07%	50,982		3.06%	-		-	57,843	2.35%	3.05%
Standard General Focus Fund L.P. (15)	110	*	2,226		*	-		-	2,336	0.10%	*
SGMF Holdco LLC (15)	-	-	38,940		2.34%	-		-	38,940	1.58%	2.05%
OCMF Holdco LLC (15)	-	-	32,545		1.95%	-		-	32,545	1.32%	1.72%
SGMF HC LLC (15)	-	-	38,408		2.31%	-		-	38,408	1.56%	2.02%
OCMF HC LLC (15)	-	-	32,268		1.94%	-		-	32,268	1.31%	1.70%
Nicholas J. Singer (15)	13,413	7.95%	246,100		14.77%	-		-	259,513	10.56%	13.68%
Standard General L.P. (15) (16)	13,413	7.95%	246,100		14.77%	-		-	259,513	10.56%	13.68%

* Less than 1%

(1)
Mr. Barrett was granted 1,388 share units of restricted Series A-1 common stock of the Company, which will vest over three years, commencing as of August 14, 2012, subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013.

(2)
Mr. Bitove has been granted 1,388 shares of restricted Series A-1 common stock of the Company, which will vest over three years, commencing as of July 1, 2010, subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013.

(3)
Mr. Burks was granted 1,388 share units of restricted Series A-1 common stock of the Company, which will vest over three years, commencing as of July 1, 2012, subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013.

(4)	The number of shares reported in the above table under the row of Daniel Gilbert includes the number of shares held by Athens Acquisition LLC.
(5)	Includes warrants to acquire 202,511 shares of Series A-1 Preferred Stock.
(6)	Includes warrants to acquire 186,657 shares of Series A-2 Preferred Stock.

(7)
Mr. Hendrix has been granted (i) 277 shares of restricted Series A-1 common stock of the Company, vesting in quarterly increments over a one year period, commencing as of October 1, 2010, subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013, (ii) 88 shares of restricted Series A-1 common stock of the Company, vesting in quarterly increments over a one year period, commencing as of October 1, 2011, subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013, (iii) 1,666 shares of restricted Series A-1 common stock of the Company, which will vest over three years, commencing as of October 1, 2010, subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013 and (iv) 144 shares of restricted Series A-1 common stock of the Company, vesting in quarterly increments over a one year period, commencing as of February 11, 2013, subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013.

(8)
Ms. Landau has been granted 1,388 shares of restricted Series A-1 common stock of the Company, which will vest over three years, commencing as of July 1, 2010, subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013.

(9)
Mr. Moore was granted 1,388 share units of restricted Series A-1 common stock of the Company, which will vest over three years, commencing as of August 14, 2012, subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013.

(10)
Mr. Puggi was granted 7,000 share units of restriced Series A-1 common stock of the Company, which will vest over three years, commencing as of July 1, 2011, subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013.

(11)
Mr. Tomaszewski was granted 3,000 share units of restricted Series A-1 common stock of the Company, which will vest over three years, commencing as of October 1, 2011, subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013.

(12)
Mr. Vitali was granted 2,000 share units of restricted Series A-1 common stock of the Company, which will best over three years, commencing on May 1, 2012, subject to acceleration in the event of a change of control, which change of control and accelerated vesting of then unvested shares occurred on April 15, 2013.

(13)
Brigade Capital Management, LLC is the beneficial owner of all the shares held by Brigade Leveraged Capital Structures Fund Ltd. The number of shares reported in the above table under the row of Brigade Capital Management, LLC includes the number of shares held by Brigade Leveraged Capital Structures Fund Ltd.

(14)	Includes warrants to acquire 273,930 shares of Series A-2 Preferred Stock.
(15)
Each of Mr. Singer, Standard General L.P., Standard General Master Fund, L.P., SGMF Holdco LLC, SGMF HC LLC, Standard General OC Master Fund L.P., OCMF Holdco LLC, OCMF HC LLC, disclaim beneficial ownership of the shares except to the extent of its pecuniary interest in such shares.

(16)
The number of shares reported in the above table under the row of Nicholas J. Singer includes the number of shares held by Standard General Master Fund L.P., Standard General OC Master Fund L.P., Standard General Focus Fund L.P., SGMF Holdco LLC, OCMF Holdco LLC, SGMF HC LLC, and OCMF HC LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;

(B)	Any proposed nominee for election as our director;

(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Common Stock; or

(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company

The Company has entered into the following transactions with related persons since January 1, 2012:

On April 8, 2013, Athens entered into a Stockholders Agreement with the Company, which provides for, among other things, the provisions summarized below:

Liquidity Rights:

●
The Stockholders Agreement provides that from the date that Athens acquires control of the Company until the later to occur of (i) December 31, 2013 and (ii) six months after Athens has acquired control of the Company, Athens will grant all non-Athens stockholders of the Company at least two opportunities for liquidity at $90 per share on an unconverted basis.

●
The two opportunities for liquidity may be provided by any means, including by merger or otherwise, so long as the economic result is the same. If effected through a merger, Athens must permit any non-Athens stockholders the right to elect to receive either cash or securities in the surviving entity.

●
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

Governance:

●
Minority Director Representation. The Stockholders Agreement provides that there must be at least two independent directors on the Board of Directors, one of which shall be a representative of then-current non-Athens stockholders (“Minority Independent Director”) until the time that Athens has acquired 90% of each class of Company securities, at which time Athens is obligated to cause the Company to effect a short-form merger under Delaware law.

●
Minority Independent Director Consent Rights. One of the Minority Independent Directors will be tasked with protecting the non-Athens stockholders through the exercise of certain consent rights over the following actions:

o	the Company’s entry into certain related-party transactions;

o	changes to the Company’s and its subsidiaries’ organizational documents which changes would disproportionately and adversely affect the non-Athens stockholders of the Company; and

o	issuances of Company securities in connection with any joint venture or strategic partnership entered into by the Company.

Tag-Along and Preemptive Rights:

●	Pursuant to the Stockholders Agreement, all non-Athens stockholders will be granted;

●	“tag-along” rights on certain sales of Company securities by Athens; and

●	preemptive rights over certain equity issuances by the Company and debt issuances by the Company to Athens or its affiliates.

U.S. Securities and Exchange Commission Registration:

Athens has also agreed to cause the Company to continue as a U.S. Securities and Exchange Commission registrant unless and until Athens effects a short-form merger, except with the prior approval of the Minority Independent Director.

Term:

●	The Stockholders Agreement terminates upon the earliest to occur of:

o	Athens and the Company effectuating a short-form merger;

o	the consummation of a sale or transfer of Company securities whereby neither Athens nor any of its affiliates beneficially owns a majority of Company securities; and

o	the time when all Company securities are owned by Athens and/or its affiliates.

Item 14. Principal Accounting Fees and Services.

The Audit Committee has selected Ernst & Young LLP (“Ernst & Young”) as our independent registered public accounting firm for the fiscal year ending December 31, 2013.  Ernst & Young has advised us that neither it nor any member thereof has any financial interest, direct or indirect, in the Company or any of our subsidiaries in any capacity.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2012 and for fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2012	December 31, 2011
Audit Fees	435,445	$460,000
Audit Related Fees	57,780	125,736
Tax Fees	70,220	153,829
All Other Fees	-	-
Total	563,445	$739,565

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports services performed in connection with filings with the SEC and other services that are normally provided by Ernst & Young, LLP for the fiscal years ended December 31, 2012 and December 31, 2011 in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees for services provided by Ernst & Young, LLP were primarily for audit services performed in connection with the preparation of the Wayne county land swap, Title 31 Compliance and MGCB debt compliance.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance.

The Audit Committee approved all of the services described above in accordance with the Company’s pre-approval policy.

Audit Committee Pre-Approval Policies

The Audit Committee pre-approves all anticipated annual audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such permissible services. All “Audit Fees,” “Audit-Related Fees” and “Tax Fees” set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEKTOWN SUPERHOLDINGS, INC.

By:	/s/ Michael Puggi
Name:	Michael Puggi
Title:	President and Chief Executive Officer
Date:	April 30, 2013

Signature	Title	Date

/s/ Michael Puggi	President and Chief Executive Officer	April 30, 2013
Michael Puggi

/s/ Glen Tomaszewski	Senior Vice President, Chief Financial Officer and	April 30, 2013
Glen Tomaszewski	Treasurer

/s/ Freman Hendrix	Chairman of the Board and Director	April 30, 2013
Freman Hendrix

/s/ Charles Moore	Vice Chairman of the Board and Director	April 30, 2013
Charles Moore

/s/ John L. Bitove	Director	April 30, 2013
John L. Bitove

/s/ Yvette E. Landau	Director	April 30, 2013
Yvette E. Landau

/s/ Darrell Burks	Director	April 30, 2013
Darrell Burks

/s/ James Barrett	Director	April 30, 2013
James Barrett