Form 10-Q
period 2013-03-31
Greektown Superholdings, Inc.
filed 2013-05-13
CIK 1487685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of May 13, 2013, there were 168,770 shares of Series A-1 Common Stock, $0.01 par value, and no shares of Series A-2 Common Stock, $0.01 par value, outstanding.

Part I – FINANCIAL INFORMATION

Greektown Superholdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,407	$49,442
Accounts receivable – gaming, net	620	710
Accounts receivable – other, net	1,662	1,397
Inventories	437	458
Prepaid expenses	6,185	3,902
Prepaid Michigan Gaming Control Board annual fee	6,456	9,104
Prepaid municipal services fees	2,311	3,411
Deposits	1,632	1,632
Total current assets	57,710	70,056

Property, building, and equipment, net	340,240	342,417

Other assets:
Financing fees - net of accumulated amortization	7,367	8,235
Deposits and other assets	30	30
Casino development rights	117,800	117,800
Trade names	26,300	26,300
Rated player relationships - net of accumulated amortization	31,050	34,500
Goodwill	110,252	110,252

Total assets	$690,749	$709,590

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	14,700	17,503
Accrued interest	12,678	25,125
Accrued expenses and other liabilities	14,334	9,858
Current portion of revolving credit facility	3,000	3,000
Total current liabilities	44,712	55,486

Long-term liabilities:
Other accrued income taxes	9,239	9,165
Revolving credit facility, less current portion	12,000	12,000
Senior secured notes - net	372,982	371,843
Obligation under capital lease	2,467	2,472
Deferred income taxes	18,503	16,821
Total long-term liabilities	415,191	412,301

Total liabilities	459,903	467,787

Shareholders' equity:
Series A-1 preferred stock at $0.01 par value;
1,688,268 shares authorized, 1,463,535 shares issued and outstanding at March 31, 2013 and December 31, 2012	185,396	185,396
Series A-2 preferred stock at $0.01 par value;
645,065 shares authorized, 162,255 shares issued and outstanding at March 31, 2013 and December 31, 2012	20,551	20,551
Series A-1 preferred warrants at $0.01 par value;
202,511 shares issued and outstanding at March 31, 2013 and December 31, 2012	25,651	25,651
Series A-2 preferred warrants at $0.01 par value;
460,587 shares issued and outstanding at March 31, 2013 and December 31, 2012	58,342	58,342
Series A-1 common stock at $0.01 par value;
4,354,935 shares authorized, 152,054 shares issued and outstanding at March 31, 2013 and December 31, 2012	1	1
Series A-2 common stock at $0.01 par value; 645,065 shares authorized, no shares issued	—	—
Additional paid-in capital	14,627	14,429
Accumulated deficit	(73,722)	(62,567)
Total shareholders' equity	230,846	241,803
Total liabilities and shareholders' equity	$690,749	$709,590

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.

Consolidated Statements of Operations

(In Thousands, except share and per share data)

	Three Months Ended March 31,	Three Months Ended March 31,
	2013	2012
Revenues
Casino	$85,613	$95,368
Food and beverage	5,939	6,420
Hotel	3,070	2,950
Other	1,491	1,337
Gross revenues	96,113	106,075
Less promotional allowances	15,035	14,237
Net revenues	81,078	91,838

Operating expenses
Casino	19,649	21,241
Gaming taxes	18,552	20,564
Food and beverage	4,287	4,759
Hotel	2,685	2,617
Marketing, advertising, and entertainment	2,014	1,334
Facilities	5,389	5,269
Depreciation and amortization	7,595	8,632
General and administrative expenses	12,036	12,340
Ownership transition expenses	2,964	—
Other	131	143
Operating expenses	75,302	76,899
Income from operations	5,776	14,939

Other expenses
Interest expense, net	(12,755)	(12,653)
Amortization of finance fees and accretion of discount on senior notes	(2,007)	(1,838)
Refinancing expense	(235)	—
Other (expense) income	(188)	56
Total other expense, net	(15,185)	(14,435)

(Loss) income before provisions for state income taxes	(9,409)	504

Income tax expense – current	(64)	(74)
Income tax expense – deferred	(1,682)	(1,682)
Net loss	$(11,155)	$(1,252)

Loss per share:
Basic	$(100.70)	$(38.09)
Diluted	$(100.70)	$(38.09)

Weighted average common shares outstanding	153,387	145,544
Weighted average common and common equivalent shares outstanding	153,387	145,544

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(11,155)	$(1,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,595	8,632
Amortization of finance fees and accretion of discount on senior notes	2,007	1,838
Deferred income taxes	1,682	1,682
Stock based compensation	198	157
Changes in current assets and liabilities:
Accounts receivable - gaming	90	31
Accounts receivable - other	(265)	(344)
Inventories	21	(25)
Prepaid expenses	1,465	1,949
Accounts payable	(2,803)	(1,285)
Accrued interest	(12,447)	(12,513)
Accrued expenses and other liabilities	10,106	(269)
Net cash used in operating activities	(3,506)	(1,399)

Investing activities
Capital expenditures	(7,529)	(3,294)
Net cash used in investing activities	(7,529)	(3,294)

Net decrease in cash and cash equivalents	(11,035)	(4,693)
Cash and cash equivalents at beginning of year	49,442	50,754
Cash and cash equivalents at end of period	$38,407	$46,061

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$25,126	$25,101
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.

Consolidated Statements of Shareholders' Equity

(In Thousands)

	Common Stock A-1	Common Stock A-2	Preferred Stock A-1	Preferred Stock A-2	Preferred Warrants A-1	Preferred Warrants A-2	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance at January 1, 2013	$1	$—	$185,396	$20,551	$25,651	$58,342	$14,429	$(62,567)	$241,803
Net loss								(11,155)	(11,155)
Stock based compensation							198		198
Balance at March 31, 2013	$1	$—	$185,396	$20,551	$25,651	$58,342	$14,627	$(73,722)	$230,846

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

In April 2013, Athens Acquisition LLC (“Athens”), a company owned by Daniel Gilbert, who owns Rock Gaming, acquired from shareholders of the Company securities representing an aggregate of 76.8% of the voting power of all securities of the Company.

Note 2.  Summary of Significant Accounting Policies

Presentation and Basis of Accounting

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the consolidated financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles. However, they do contain all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods included therein. The interim results reflected in these financial statements are not necessarily indicative of results to be expected for the full fiscal year.

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

Promotional Allowances

The retail value of food, beverage, and other complimentary items furnished to customers without charge is included in revenues and then deducted as promotional allowances. The costs of providing such promotional allowances are as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2013	2012

Food and beverage	$3,098	$2,590
Hotel	621	811
	$3,719	$3,401

Note 2.  Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Goodwill and Intangible Assets

Goodwill represents the excess of reorganization value over fair value of assets acquired and liabilities assumed in fresh start accounting at June 30, 2010. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter and in certain situations between those annual dates, if interim indicators of impairment arise. Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, by comparing the estimated fair value of the indefinite-lived intangible asset to the carrying values using a discounted cash flow approach. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations and tests for impairment when indicators arise. No impairment indicators arose during the three months ended March 31, 2013 which would give cause for an interim test to be performed on goodwill or intangible assets.

Inherent in the calculation of the fair value of goodwill and indefinite-lived intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record impairment charges in future accounting periods. The Company’s estimates of cash flows are based on the current regulatory, political, and economic climates, recent operating information, and the property’s forecasts. These estimates could be negatively impacted by changes in federal, state, or local regulations, economic downturns, or other events affecting various forms of travel and access to the Company’s property.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the short-term maturity of these instruments. As of March 31, 2013 and December 31, 2012, the fair value of the Senior Secured Notes (as defined in Note 5) was approximately $412.0 million and $422.5 million, respectively, as determined by the Company, using available market information. Inputs used to calculate the fair value of the Senior Secured Notes have been derived principally from observable market data and therefore, the Company classifies the estimated fair value of the Senior Secured Notes as a level 2 measurement. In addition, the fair values of the capital lease obligation and Revolving Loan (as defined in Note 5) approximate their carrying values, as determined by the Company, using available market information (See Note 10).

Stock-Based Compensation

Stock-based compensation awards are determined based on the grant date fair value of the award and are expensed ratably over the service period of the award. Stock-based compensation expense recognized under all share-based arrangements for the three months ended March 31, 2013 and 2012 was $0.2 million (See Note 8).

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

The Company did not record a state deferred income tax benefit, as a valuation allowance was recorded at the federal and state level for the entire deferred asset amount. The Company is in a full valuation allowance during the period ended March 31, 2013. Due to the uncertainty in the ability to recognize these deferred tax assets, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

The Company recognizes interest and penalties related to unrecognized tax benefits within the current income tax expense.

The Company’s net deferred tax assets were approximately $36.5 million as of March 31, 2013 and a valuation allowance of approximately $36.5 million was recorded. The Company had a deferred tax liability of approximately $18.5 million as of March 31, 2013 and had previously recorded an estimated income tax contingency of $9.2 million in relation to certain potential taxes that could be assessed in connection with the enactment of the Plan in other accrued income taxes. Included within the income tax contingency are approximately $2.3 million of accrued penalties and interest at March 31, 2013 and December 31, 2012. The Company believes it is possible that such uncertainties may be resolved within the next twelve months.

Due to the acquisition of shares representing a majority of the outstanding shares by Athens, a §382 limitation would be applied against the net operating loss carryforward of the Company. Although such limit would not reduce the total amount of net operating loss carryforward, it would limit the amount of net operating loss carryforward which could be utilized to offset taxable income in any given future year.

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the Property, Plant, and Equipment topic of the FASB ASC, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No events or changes in circumstances indicated that the carrying amount of the assets will not be recoverable based on the Company’s interim assessment for the three months ended March 31, 2013. No impairment was recorded during the three months ended March 31, 2013,or 2012.

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

Note 3.   Emergence from Chapter 11

Fresh Start Consolidated Balance Sheet

On May 29, 2008, Greektown Holdings, together with its direct and indirect subsidiaries and certain affiliates, filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code (“the Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Michigan (the “Bankruptcy Court”). As contemplated by a plan of reorganization (the “Plan”) approved by the Bankruptcy Court, Greektown Superholdings, Inc. (“Greektown Superholdings,” and together with its subsidiaries “we,” “our,” “us,” “the Company,” or “Greektown,” unless the context otherwise required) was incorporated under the laws of the State of Delaware on March 17, 2010. The Plan was confirmed on January 22, 2010 and became effective on June 30, 2010 (the “Effective Date”).

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

Note 4.  Goodwill & Other Identifiable Intangible Assets (continued)

Other identifiable intangible assets as of March 31, 2013 consist of the following (in thousands):

Other identifiable intangible assets	Gross Amount	Accumulated Amortization	Net Intangible Asset	Assumed Useful Life

Trade names	$26,300	$—	$26,300	Indefinite
Rated player relationships	69,000	37,950	31,050	5 years
Casino development rights	117,800	—	117,800	Indefinite
Total other identifiable intangible assets	$213,100	$37,950	$175,150

Amortization expense related to the rated player relationships intangible asset for the three months ended March 31, 2013 and 2012 totaled $3.5 million. Annual amortization expense for the years ended December 31, 2013 and 2014 is estimated to be $13.8 million for each of the respective years, and approximately $6.9 million for the year ended December 31, 2015.

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

The Company paid approximately $18.3 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively on January 2, 2013.

Guarantees: The obligations of the Obligors under the Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority senior secured basis by all of the Company’s current and future domestic subsidiaries, subject to certain exceptions.

Security: The Senior Secured Notes and the related Guarantees are secured by (i) a second-priority lien on substantially all of the properties and assets of the Company and each Guarantor, whether now owned or hereafter acquired, except certain excluded assets and (ii) a second-priority pledge of all the capital stock of all the subsidiaries of the Company, subject to certain limitations (in each case subject to certain permitted prior liens and liens securing certain permitted priority lien debt, including borrowings under the Company’s revolving credit facility described below).

Note 5.  Debt (continued)

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

The Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year ending December 31, 2010. For the period ended March 31, 2013, the Company does not anticipate being required to make any excess cash flow payments for the fiscal year ended December 31, 2013.

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

The acquisitions by Athens of the shares that it had contracted to purchase closed on April 12, 2013 and April 15, 2013, and constituted a change of control under the Indenture. As a result of the change of control, the Company commenced a change of control offer (the “Offer”) on April 22, 2013 to purchase any and all of its outstanding Senior Secured Notes under the Indenture. The Offer will expire on June 18, 2013, unless extended by the Company. Any Senior Secured Notes that have been validly tendered may be validly withdrawn on or before June 19, 2013, unless extended by the Company, and may not be withdrawn thereafter.

Holders of Senior Secured Notes who validly tender their Senior Secured Notes prior to the deadline on June 18, 2013 (unless extended), and not withdrawn by the withdrawal deadline, shall receive 101% of the aggregate principal amount of the Senior Secured Notes or portion of Senior Secured Notes validly tendered for payment thereof, plus accrued and unpaid interest up to, but not including, June 21, 2013, unless extended, upon the terms and subject to the conditions of the Offer.

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

Events of Default: The Indenture for the Senior Secured Notes contains events of default, including (i) failure to pay principal, interest, fees or other amounts when due, (ii) breach of any covenants which are not cured within a stated cure period, (iii) default under certain other indebtedness, (iv) becoming subject to certain judgments, (v) failure to keep liens or security interests valid, (vi) certain events of bankruptcy or insolvency, (vii) impairment of any collateral to the loans, (viii) ceasing to own the casino complex, or (ix) loss of gaming or certain other licenses or the legal authority to conduct gaming activities. A default could result in an acceleration of the amounts outstanding under the Senior Secured Notes.

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

We will continue to revisit our capital structure to provide greater flexibility and reduce our annual cash interest expense. In connection with any such refinancing, we may redeem the Senior Secured Notes in accordance with the terms set forth in the Indenture at the price specified in the Indenture (106.5% through December 31, 2013; 103.5% from January 1, 2014 through December 31, 2014; and par thereafter). There is no assurance when or whether any such refinancing will be consummated as it will be dependent upon, among other factors, general economic and market conditions. Further, we may, in our sole discretion, from time to time, purchase any outstanding Senior Secured Notes through open market or privately negotiated transactions, one or more additional tender or exchange offers or otherwise which may result in consideration that is more or less than the price paid in the Offer. Any such redemption or purchase would be subject to receipt of the required approvals under our Credit Agreement and from the MGCB.

Revolving Credit Agreement

On the Effective Date, the Company entered into a credit agreement with Comerica Bank for the Revolving Loan facility (the “Revolving Loan”). On July 6, 2011, July 8, 2011, May 24, 2012, and March 18, 2013, the Company and Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the "Credit Agreement").

Note 5.  Debt (continued)

General: The Credit Agreement provides for the Revolving Loan, which expires on December 30, 2014. The maximum expiration of individual letters of credit is twelve months after the issuance thereof or, if earlier, the maturity of the Revolving Loan. On May 24, 2012, the Company and Comerica Bank executed a Third Amendment to the Credit Agreement. The Third Amendment, which was approved by the MGCB, increased the aggregate principal amount available under the facility by $15.0 million to $45.0 million (including $5.0 million for the issuance of standby letters of credit). Any borrowings under the additional $15.0 million commitment are required to fund expenditures relating to the new valet parking garage, and are to be repaid in quarterly installments equal to 1/20th of the amount advanced, commencing April 2013. The amendment also, among other things, excludes capital expenditures relating to the valet parking garage from the Fixed Charge Coverage Ratio calculation, discussed below, not to exceed $25.7 million.

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

Prior to July 1, 2012, there was a facility fee of 0.50% per annum on the aggregate revolving credit commitment amount payable quarterly in arrears commencing on the first day of each fiscal quarter. As of May 24, 2012, the Third Amendment replaced the facility fee of 0.50% with an unused line of credit fee of 0.75% per annum on the face amount of commitment less any borrowings outstanding payable quarterly commencing on July 1, 2012 and on the first day of each fiscal quarter thereafter. There is also a non-refundable letter of credit fee of 3.50% per annum on the face amount of each letter of credit payable quarterly in advance.

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

Note 5. Debt (continued)

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

In addition, the Credit Agreement contains financial covenants pursuant to which the Company must achieve specified minimum (“EBITDA” (as defined below)) levels during twelve month periods ending on applicable test dates, and as of each fiscal year end, a Fixed Charge Coverage Ratio of not less than 1.05 to 1 (on a trailing twelve month basis).

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

“Fixed Charges" means for any period, the sum, without duplication, of (i) all cash Interest Expense paid or payable in respect of such period on the Funded Debt of Borrower and its Subsidiaries on a Consolidated basis, plus (ii) all installments of principal or other sums paid or due and payable during such period by Borrower or any of its Consolidated Subsidiaries with respect to Funded Debt (other than the Advances and the original principal payment made with respect to Permitted Refinancing Indebtedness), plus (iii) all Income Taxes paid or payable in cash during such period, plus (iv) all Restricted Payments paid or payable in cash in respect of such period by Borrower (other than dividends on Capital Stock of the Borrower that were accrued and not paid), plus (v) all unfinanced Capital Expenditures of Borrower and its Consolidated Subsidiaries for such period (except certain excluded capital expenditures), plus (vi) all capitalized rent and lease expense of Borrower and its consolidated subsidiaries for such period, all as determined in accordance with GAAP.

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

Note 5. Debt (continued)

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

As of March 31, 2013, the Company had $29.1 million of borrowing availability under the Credit Agreement ($45.0 million of commitment less $15.0 million in borrowings in relation to the construction of the valet parking garage less outstanding letters of credit of approximately $0.9 million).

As of March 31, 2013, the Company was in compliance with its covenants under the Indenture and the Credit Agreement.

Note 6.  Shareholders’ Equity

Common Stock

Greektown Superholdings is authorized to issue 5 million shares of Common Stock, of which 152,054 shares were issued and outstanding and 2,408 unvested restricted shares had been granted as of March 31, 2013 (see Note 8 concerning vesting of unvested restricted shares). A total of 4,354,935 shares of Greektown Superholdings’ Common Stock are designated as Series A-1 Common Stock, par value $0.01 per share (the “Series A-1 Common Stock”), and a total of 645,065 shares of Greektown Superholdings’ Common Stock are designated as Series A-2 Common Stock, par value $0.01 per share (the “Series A-2 Common Stock”).Each share of Series A-1 Common Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Common Stock and such shares differ only with respect to voting rights as set forth below.

Preferred Stock

Greektown Superholdings is authorized to issue 2,333,333 shares of Preferred Stock.  A total of 1,688,268 shares of Greektown Superholdings’ Preferred Stock are designated as Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), of which 1,463,535 were issued and outstanding as of March 31, 2013.  A total of 645,065 shares of Greektown Superholdings’ Preferred Stock are designated as Series A-2 Participating Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred Stock,” and together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”), of which 162,255 shares were issued and outstanding as of March 31, 2013. A holder’s shares of Series A Preferred Stock are voluntarily convertible at the election of such holder and all shares of Series A Preferred Stock are mandatorily convertible upon the vote or written consent of 66 2/3% of the then outstanding shares of Series A Preferred Stock voting together as a single class (with each holder of Series A-1 Preferred Stock and each holder of Series A-2 Preferred Stock entitled to cast one vote with respect to each share of Series A-1 Preferred Stock or Series A-2 Preferred Stock held by such holder). Each share of Series A-1 Preferred is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-1 Common Stock as is determined by dividing (A) the sum of $100 per share of Series A Preferred Stock plus an amount equal to the aggregate amount of accrued but unpaid dividends per share of Series A Preferred Stock whether or not declared and subject to certain adjustments (the “Series A Reference Price”) by (B) the Series A Conversion Price (defined below) in effect at the time of conversion, and (ii) the maximum number of shares of Series A-1 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation of Greektown Superholdings and in compliance with the requirements of the MGCB. Each share of Series A-2 Preferred Stock is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-2 Common Stock as is determined by dividing the Series A Reference Price by the Series A Conversion Price in effect at the time of conversion and (ii) the maximum number of shares of Series A-2 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation and in compliance with the requirements of the MGCB. The “Series A Conversion Price” means an amount initially equal to $100 but which is subject to adjustment for stock splits, combinations, certain dividends and distributions and with respect to mergers, reorganizations and similar transactions as set forth in the Certificate of Incorporation. Each share of Series A-1 Preferred Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Preferred Stock and such shares differ only with respect to voting rights, as set forth below.

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

Note 6.  Shareholders’ Equity (continued)

Dividends. Each share of Series A Preferred Stock (including unissued shares) accrues dividends on a daily basis at a rate equal to 7.5% per annum of the Series A Reference Price (whether or not declared), subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock. Such dividends are cumulative; provided, however, that such dividends shall be payable only when, as, and if declared by the Board of Directors, and for so long as Greektown Superholdings is subject to the jurisdiction of the MGCB, Greektown Superholdings may not pay any dividends unless such dividends are approved by, and issued in compliance with the regulations and restrictions imposed by, the MGCB. Greektown Superholdings may not declare, pay or set aside any dividends on shares of any other class or series of capital stock of Greektown Superholdings (other than dividends on shares of Common Stock payable in shares of Common Stock) unless the holders of the Series A Preferred Stock then outstanding will first receive, or simultaneously receive, a dividend equal to (i) the amount of accrued but unpaid dividends with respect to each share of Series A Preferred Stock plus (ii) either (A) in the case of a dividend on Common Stock or any class or series of capital stock convertible into Common Stock, the amount that would have been payable with respect to each share of Series A Preferred Stock if such share had been converted to Common Stock on the record date for payment of such dividend or (B) in the case of a dividend on any class or series of capital stock that is not convertible into Common Stock, an amount determined by (x) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of each share of such class or series of capital stock and (y) multiplying such fraction by the Series A Reference Price; provided that, if Greektown Superholdings declares, pays or sets aside, on the same date, a dividend on more than one class or series of capital stock, the holders of Series A Preferred Stock will receive an amount calculated based on the dividend on the class or series of capital stock that would result in the highest Series A Preferred Stock dividend.

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

Note 6.  Shareholders’ Equity (continued)

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

Liquidity Rights

•	The Stockholders Agreement provides that from the date that Athens acquires control of the Company until the later to occur of (i) December 31, 2013 and (ii) six months after Athens has acquired control of the Company, Athens will grant all non-Athens stockholders of the Company at least two opportunities for liquidity at $90 per share on an unconverted basis.

•	The two opportunities for liquidity may be provided by any means, including by merger or otherwise, so long as the economic result is the same. If effected through a merger, Athens must permit any non-Athens stockholders the right to elect to receive either cash or securities in the surviving entity.

•	In order to participate in any liquidity event under the Stockholders Agreement, Standard General Fund L.P. and certain affiliated funds and Brigade Leveraged Capital Structures Fund Ltd. must first execute an Investor Rights Agreement whereby each will:

o	provide a release of all existing claims against Athens and its affiliates and the Company and its affiliates; and

o	in addition to the liquidity rights provided by the Stockholders Agreement, receive a right to put its shares to Athens at $90 per share on an unconverted basis until the later to occur of (i) December 31, 2013 and (ii) six months after Athens has acquired control of the Company (the “Sale Right”).

Governance

•	Minority Director Representation. The Stockholders Agreement provides that there must be at least two independent directors on the Board of Directors, one of which shall be a representative of then-current non-Athens stockholders (“Minority Independent Director”) until the time that Athens has acquired 90% of each class of Company securities, at which time Athens is obligated to cause the Company to effect a short-form merger under Delaware law.

•	Minority Independent Director Consent Rights. One of the Minority Independent Directors will be tasked with protecting the non-Athens stockholders through the exercise of certain consent rights over the following actions:

o	the Company’s entry into certain related-party transactions;

o	changes to the Company’s and its subsidiaries’ organizational documents which changes would disproportionately and adversely affect the non-Athens stockholders of the Company; and

o	issuances of Company securities in connection with any joint venture or strategic partnership entered into by the Company.

Tag-Along and Preemptive Rights

•	Pursuant to the Stockholders Agreement, all non-Athens stockholders will be granted:

o	“tag-along” rights on certain sales of Company securities by Athens; and

o	preemptive rights over certain equity issuances by the Company and debt issuances by the Company to Athens or its affiliates.

Note 6. Shareholders’ Equity (continued)

U.S. Securities and Exchange Commission Registration

Athens has also agreed to cause the Company to continue as an SEC registrant unless and until Athens effects a short-form merger, except with the prior approval of the Minority Independent Director.

Term

•	The Stockholders Agreement terminates upon the earliest to occur of:

o	Athens and the Company effectuating a short-form merger;

o	the consummation of a sale or transfer of Company securities whereby neither Athens nor any of its affiliates beneficially owns a majority of Company securities; and

o	the time when all Company securities are owned by Athens and/or its affiliates.

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

Note 7. Gaming Taxes and Fees

Under the provisions of the Act, casino licenses are subject to the following gaming taxes and fees on an ongoing basis:

•	An annual licensing fee;

•	Annual payments are due in November, together with the other two casino licensees, of all MGCB regulatory and enforcement costs. The Company prepaid $10.6 million for its portion of the 2013 annual assessment in 2012; the fiscal 2012 annual assessment was paid in 2011;

•	A wagering tax, calculated based on adjusted gross gaming receipts, payable daily, of 19%; and

•	A municipal services fee in an amount equal to the greater of 1.25% of adjusted gross gaming receipts or $4 million annually.

These gaming taxes and fees are in addition to the taxes, fees, and assessments customarily paid by business entities conducting business in the state of Michigan and the city of Detroit. The Company recorded $18.6 million and $20.6 million, as gaming tax expense for the three months ended March 31, 2013, and 2012, respectively.

The Company is also required to pay a daily fee to the city of Detroit in the amount of 1% of adjusted gross receipts, increasing to 2% of adjusted gross receipts if adjusted gross receipts exceed $400 million in any one calendar year. Additionally, if and when adjusted gross receipts exceed $400 million, the Company will be required to pay $4 million to the city of Detroit. The Company does not anticipate its adjusted gross receipts to exceed $400 million during the calendar year 2013.

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

All annual retainers to the Board of Directors will be paid half in cash and half in restricted shares or restricted share units, as applicable, of Series A-1 Common Stock, vesting in quarterly increments over a one year period. Each director may elect annually to receive all or part of the equity portion of the award in cash. Such cash payments will be made when the equity would have vested.

The director compensation program provides that each member of the Company’s Board of Directors is entitled to receive restricted shares or restricted share units, as applicable, of Series A-1 Common Stock. In addition to the annual retainer, upon joining the Company’s Board of Directors, the Chairman of the Board became entitled to $275,000 of such stock; the Vice Chairman of the Board became entitled to $150,000 of such stock, and all other directors are entitled to $125,000 of such stock. All such restricted shares will vest in three equal annual installments.

The Company accounts for its stock based compensation in accordance with FASB ASC Topic 718 Stock Compensation. Stock based compensation expense for the three months ended March 31, 2013, and 2012 totaled $0.2 million.

The following table summarizes the Company’s restricted shares and restricted share units unvested stock activity for the three months ended March 31, 2013, and 2012:

	Restricted Shares	Restricted Share Units
Unvested at December 31, 2012	3,426	12,831
Granted	—	144
Vested	(1,019)	—
Forfeited	(925)	—
Unvested at March 31, 2013	1,482	12,975

	Restricted Shares	Restricted Share Units
Unvested at December 31, 2011	7,843	11,333
Granted	—	—
Vested	(22)	(1,333)
Unvested at March 31, 2012	7,821	10,000

On April 12, 2013 Athens closed on the purchases of the Company's equity securities and became the beneficial owner of 58.0% of the voting power of the Company's equity securities (the “April 12 Purchase”). On April 15, 2013, as a result of certain other closings of purchases of Company's equity securities, Athens became the beneficial owner of 76.8% of the voting power of the Company's equity securities.

As a result of the April 12 Purchase, a change of control occurred. Upon the change of control, outstanding and unvested restricted stock and restricted share units vested. The Company anticipates recognizing approximately $0.9 million of expense related to the accelerated vesting of outstanding and unvested stock-based compensation in the second quarter of 2013.

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

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the three months ended March 31, 2013, and 2012(in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012

Net loss attributable to common stockholders for basic computation	$(11,155)	$(1,252)
Less: Preferred stock dividends	(3,048)	(3,048)
Less: Preferred stock dividends on shares underlying warrants	(1,243)	(1,243)

Adjusted net loss available to common stockholders	$(15,446)	$(5,543)

Basic and diluted loss per common share:
Weighted average common shares outstanding	153,387	145,544

Basic and diluted loss per common share	$(100.70)	$(38.09)

Due to the Company's net losses for the three months ended March 31, 2013 and 2012, the dilutive effect of restricted share units, convertible preferred stock, and warrants were not included in the computation of EPS, as their inclusion would have been anti-dilutive.

As a result of the accelerated vesting of outstanding and unvested stock-based compensation on April 12, 2013 (as discussed in Note 8), the Company’s Series A common shares outstanding increased to 168,770.

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

Note 11.  Michigan Gaming Control Board Covenant

On June 28, 2010, the MGCB approved Greektown’s ownership structure, capitalization and management. The MGCB’s approval order (the “Order”) provides that the Company must demonstrate its continuing financial viability for so long as any indebtedness is outstanding under the Revolving Loan and the Senior Secured Notes by complying with a minimum fixed charge coverage ratio maintenance covenant and a limitation on certain restricted payments.

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

The Company was not able to maintain the required minimum ratio of EBITDA to fixed charges for the twelve month measurement period ending March 31, 2013. At the April 9, 2013 meeting of the MGCB, the MGCB approved the Company’s request for suspension of the covenant for the measurement period ending March 31, 2013.

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

Under the Revised Development Agreement, should a “triggering event”(as defined therein) occur, the Company must sell its assets, business, and operations as a going concern at their fair market value to a developer named by the city of Detroit. The Company noted that for the threemonths ended March 31, 2013, no triggering event has occurred. As part of the bankruptcy reorganization process, the Company engaged Moelis & Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provides for a success fee if certain requirements are met. Moelis asserted an administrative claim for fees and expenses totaling approximately $12.9 million, of which approximately $3.0 million was paid prior to the effective date of the reorganization.  The Company believes such amount substantially exceeds the amount to which Moelis is entitled under its engagement letter.  The Company has filed an objection to Moelis’s administrative claim, and a hearing on that matter before the United States Bankruptcy Court for the Eastern District of Michigan is scheduled for June 25 and June 26, 2013.

The Company requested a ruling from the Michigan Department of Treasury regarding certain potential tax liabilities under the MBT arising from the June 30, 2010 restructuring transactions. The Company failed to receive a favorable ruling. Such potential claims include a contingent liability for gross receipts tax under the MBT.  Such claims are not recorded as the Company believes there is a more likely than not chance of prevailing in this matter.  In response, the Company has asked the Bankruptcy Court to issue a determination as to these matters. A hearing on the Company’s request for a determination was held on March 21, 2011, at which time the Bankruptcy Court requested that the parties submit further briefing.  Such briefing was submitted and the Bankruptcy Court has not issued a final ruling on this matter.

Certain parties to contracts entered into prior to the commencement of the Debtors' bankruptcy proceedings have asserted claims alleging that the Company assumed those contracts and is responsible for amounts  necessary to cure prepetition defaults under such contracts.  Certain of such claims have been withdrawn. As of the threemonths ended March 31, 2013 no claims were asserted.

Note 13. Subsequent Events

On April 9, 2013, the MGCB approved Athens’ purchase of the majority of shares of Greektown Superholdings. The acquisitions by Athens of the shares that it had contracted to purchase closed on April 12, 2013 and April 15, 2013.

On April 30, 2013, Athens filed a Schedule 13D with the SEC disclosing that each of Standard General and Brigade executed an Investor Rights Agreement on April 25, 2013, and that Standard General exercised the Sale Right with respect to all of the securities of the Company then held by it, whereas Brigade had not yet elected to exercise the Sale Right.

As discussed in Note 11, the Company was not able to maintain the MGCB-required minimum ratio of EBITDA to fixed charges for the twelve month measurement period ending March 31, 2013. At the April 9, 2013 meeting of the MGCB, the MGCB approved the Company’s request for suspension of the covenant for the measurement period ending March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and Overview

Greektown Superholdings was incorporated under the laws of the state of Delaware on March 17, 2010. Greektown Superholdings was formed to hold, directly and indirectly through Greektown Superholdings Greektown Sub, all outstanding membership interests of Greektown LLC as of the effective date of its emergence from bankruptcy protection. On April 12, 2013 Athens closed on the purchases of the Company's equity securities and became the beneficial owner of 58.0% of the voting power of the Company's equity securities. On April 15, 2013, as a result of certain other closings of purchases of Company's equity securities,Athens became the beneficial owner of 76.8% of the voting power of the Company's equity securities.

On April 9, 2013, the MGCB determined that Athens was eligible, qualified, and suitable under the standards and criteria of the Michigan Gaming Control and Revenue Act, as amended, and the rules promulgated thereunder, and approved the requested transfers of interest in Greektown to Athens. In addition, the MGCB approved the request for qualifier licenses of Daniel Gilbert, chief executive officer of Athens, and Matthew Cullen, president of Athens.

Through Greektown LLC, we own and operate Greektown Casino, which opened in November 2000 within the downtown of the city of Detroit. In February 2009, Greektown Casino completed an expansion, including a 400 room hotel (the “Expanded Complex”) at a cost of approximately $336.3 million. Greektown Casino is one of only three commercial casinos licensed to operate in the state of Michigan and our Expanded Complex offers a range of gaming, dining and entertainment alternatives, including:

•	approximately 100,000 square feet of gaming space with approximately 2,900 slot machines and 63 table games, including a 12,500 square foot salon dedicated to high-limit gaming, and a live poker room;

•	approximately 3,709 attached and 1,750 unattached parking spaces, including over 899 parking spaces for valet parking services;

•	10,000 square feet of convention space;

•	a 400-room hotel;

•	two restaurants and several food outlets on the gaming floor; and

•	multiple bars and entertainment facilities.

Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and six interstate highways passing through the downtown of the city of Detroit. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors. As of March 31, 2013, the Company had approximately 1.2 million people in our database for Club Greektown. We believe the gaming market in the Detroit area, which consists of three commercial casinos in Michigan (the “Detroit Commercial Casinos”), together with the commercial casino in Windsor, Ontario (the “Metro Detroit Gaming Market”), is primarily a “drive-to” gaming market, with over 95% of patrons residing within 100 miles of Greektown Casino.

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

Key Financial Statement Terms

Revenues

Our gross revenues are derived from casino, food, beverage, hotel, and other revenues. Our largest component of revenues is casino revenues, which represent approximately 89.1% of our total gross revenues. Gross casino revenues are comprised of revenues from our slot machines and from table games, which are calculated as the difference between the amount wagered and the amount paid to customers.

The club point redemption expenses associated with our “Club Greektown” membership/loyalty program are reflected as a reduction of gross casino revenues. In accordance with the Revenue Recognition topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)Topic 605 applicable to instances where consideration is given by a vendor to a customer, we expense the cash value of points earned by Club Greektown members and recognize a related liability for any unredeemed points.

The following table reflects the composition of gross casino revenues for the three months ended March 31, 2013 and 2012 (in thousands).

	Three months ended March 31,
	2013	2012
Gross casino revenue:
Slot machines	$76,087	$83,521
Table games	11,261	13,604
Club point expense	(1,735)	(1,757)
Total gross casino revenue	$85,613	$95,368

Relationship to gross casino revenues:
Slot machines	88.9%	87.6%
Table games	13.1%	14.2%
Club point expense	-2.0%	-1.8%
Total gross casino revenue	100.0%	100.0%

Other principal components of revenues are our food and beverage, and hotel revenue, each of which is affected by customer volume and price. The following table reflects the composition of food and beverage, and hotel revenue for the three months ended March 31, 2013 and 2012 (in thousands).

	Three months ended March 31,
	2013	2012
Gross food and beverage and hotel revenue:
Food and beverage	$5,939	$6,420
Hotel	3,070	2,950
Total gross food and beverage and hotel revenue	$9,009	$9,370

Relationship to gross revenues:
Food and beverage	6.2%	6.1%
Hotel	3.2%	2.8%
Total gross food and beverage and hotel revenue	9.4%	8.9%

Promotional Allowances

Our gross revenues are reduced by promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of food, beverage and other complimentary items furnished to customers without charge.

Direct Operating Expenses

Direct operating expenses are those that directly relate to our gaming, food and beverage, and hotel operations. The following table illustrates the composition of direct operating expenses and their relationships to net revenues for the three months ended March 31, 2013 and 2012 (in thousands).

	Three months ended March 31,
	2013	2012
Direct operating expenses:
Casino	$19,649	$21,241
Gaming taxes	18,552	20,564
Food and beverage	4,287	4,759
Hotel	2,685	2,617
Depreciation & amortization	7,595	8,632
Total direct operating expenses	$52,768	$57,813

Relationship to net revenues:
Casino	24.2%	23.1%
Gaming taxes	22.9%	22.4%
Food and beverage	5.3%	5.2%
Hotel	3.3%	2.8%
Depreciation & amortization	9.4%	9.4%
Total direct operating expenses	65.1%	62.9%

Casino expenses. Casino expenses consist of employee compensation (labor, taxes and benefits), surveillance costs, gaming supplies, slot participation, casino promotions (including mailing and other ancillary costs), as well as on-site hosting of our casino customers.

Gaming taxes. Gaming taxes include gaming taxes paid to the state of Michigan,city of Detroit, and municipal service fees paid to the city of Detroit.

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

Indirect Operating Expenses

Indirect operating expenses consist predominantly of general overhead expenses that support our overall business, including marketing, advertising and entertainment, non-hotel facilities expenses and other general and administrative expenses. The following table illustrates the composition of indirect operating expenses and their relationships to net revenues for the three months ended March 31, 2013 and 2012 (in thousands).

	Three months ended March 31,
	2013	2012
Indirect operating expenses:
Marketing, advertising and entertainment	$2,014	$1,334
Facilities	5,389	5,269
General and administrative	12,036	12,340
Ownership transition expenses	2,964	—
Other	131	143
Total indirect operating expenses	$22,534	$19,086

Relationship to net revenues:
Marketing, advertising and entertainment	2.5%	1.5%
Facilities	6.6%	5.7%
General and administrative	14.8%	13.4%
Ownership transition expenses	3.7%	0.0%
Other	0.2%	0.2%
Total indirect operating expenses	27.8%	20.8%

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

Ownership transition expenses. Ownership transition expenses include legal costs and professional fees related to the counsel and advisors that assisted the Special Committee of the Board of Directors in the assessment of Athens’ position and other strategic alternatives.

Other indirect operating expenses. Other indirect operating expenses are primarily costs associated with maintaining the various retail parking spaces and garages, including utilities and maintenance, related to rental income.

Other Expenses and Income

Other expense consists primarily of interest on our indebtedness,the amortization of deferred financing costs, and accretion of discounts on our 13% Senior Secured Notes. The following table illustrates the components of other expense and their relationships to net revenues for the three months ended March 31, 2013 and 2012 (in thousands).

	Three months ended March 31,
	2013	2012
Other expense:
Interest expense	$(12,755)	$(12,653)
Amortization of finance fees	(2,007)	(1,838)
Refinancing expense	(235)	—
Other (expense) income	(188)	56
Total other expense	$(15,185)	$(14,435)

Relationship to net revenues:
Interest expense	-15.7%	-13.8%
Amortization of finance fees	-2.5%	-2.0%
Refinancing expense	-0.3%	0.0%
Other (expense) income	-0.2%	0.1%
Total other expense	-18.7%	-15.7%

Provision for Income Taxes

The provision for income taxes reflects our current and deferred provisions, which are considered income taxes under Income Taxes topic of the FASB ASC. The following table illustrates the components of the provision for income taxes and its relationship to net revenues for the three months ended March 31, 2013 and 2012 (in thousands).

	Three Months Ended March 31,
	2013	2012
Provision for income taxes:
Tax expense – current	$(64)	$(74)
Tax expense– deferred	(1,682)	(1,682)
Total provision for income taxes	$(1,746)	$(1,756)

Relationship to net revenues:
Tax expense – current	-0.1%	-0.1%
Tax expense– deferred	-2.1%	-1.8%
Total provision for income taxes	-2.2%	-1.9%

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net revenues. Net revenues for the three months ended March 31, 2013 and the three months ended March 31, 2012 were approximately $81.1 million and $91.8 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, sporting and entertainment events simultaneously taking place within the downtown area of the city of Detroit, short-term disruptions related to casino renovations, and our ability to attract customers within the “Detroit Commercial Market”, made up of the only three commercial casinos in the state of Michigan, and consist of Greektown Casino, MGM Grand Detroit (“MGM Detroit”), and MotorCity Casino (“MotorCity”). The opening of new commercial casinos in Ohio, combined with adverse weather conditions in 2013 negatively impacted the Metro Detroit Gaming Market in the first quarter of 2013 compared to the first quarter of 2012. Overall, the Detroit Commercial Market decreased approximately 7.0% for the three months ended March 31, 2013 compared to the same period a year ago. Casino revenue represented 89.1% and 89.9% of gross revenues for the three months ended March 31, 2013 and March 31, 2012, respectively. Promotional allowances as a percentage of gross revenue were 15.6% and 13.4% for the three months ended March 31, 2013 and March 31, 2012, respectively, with the increase resulting from enhanced promotional offers to our patrons in light of the competitive environment with the Detroit Commercial Casinos.

Direct operating expenses. Direct operating expenses decreased by $5.0 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As a percentage of net revenues, direct operating expenses increased to 65.1% in the first quarter of 2013 from 62.9% in the first quarter of 2012. The following is a discussion of the principal drivers of trends in direct operating expenses:

•	Casino expenses. Casino-related expenses decreased $1.6 million during the three months ended March 31, 2013 compared to the prior year period. The decrease in this category was primarily driven by a decrease in payroll expense of $1.6 million, resulting from the Company’s ongoing efficiency efforts.

•	Gaming taxes. Gaming taxes decreased $2.0 million during the three months ended March 31, 2013 compared to the prior year period as a result of the decrease in gross gaming revenue.

•

Food and beverage expenses. Food and beverage expenses decreased $0.5 million during the three months ended March 31, 2013 compared to the prior year period, primarily as a result of a decrease in cost of goods related to the closure of one of our dining venues for remodeling and other expense.

•	Hotel expenses. Hotel expenses remained consistent during the three months ended March 31, 2013 compared to the prior year period.

•	Depreciation and amortization expense. Depreciation and amortization expenses decreased by $1.0 million,or 1.3% as a percentage of net revenues, during the three months ended March 31, 2013 compared to the prior year period. This decrease was the result of certain short lived depreciable assets becoming fully depreciated during 2012.

Indirect operating expenses. Indirect operating expenses increased by approximately $3.5 million, or 4.3% as a percentage of net revenues, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The following is a discussion of the principal drivers of trends in indirect operating expenses:

•	Marketing, advertising and entertainment. Marketing, advertising, and entertainment expenses increased $0.7 million during the three months ended March 31, 2013 compared to the prior year period. This increase was primarily driven by the increase in various advertising media, production and art work, and public relations expenses of approximately $0.9 million to promote our new dining venues and new valet parking garage, offset by the decrease in payroll expense of $0.2 million.

•	Facilities. Facilities expenses remained consistent during the three months ended March 31, 2013 compared to the prior year period.

•

General and administrative. General and administrative expenses decreased by approximately $0.3 million, or 0.4% as a percentage of net revenues, during the three months ended March 31, 2013 compared to the prior year period. The decrease is related to the decrease in property tax expense.

Upon the change of control previously described, outstanding and unvested restricted stock and restricted share units vested on April 12, 2013. As a result, the Company anticipates recognizing approximately $0.9 million of expense related to the accelerated vesting of outstanding and unvested stock-based compensation in the second quarter of 2013.

•

Ownership transition expenses. The Company incurred $3.0 million of additional legal costs and professional fees related to the counsel and advisors that assisted the Special Committee of the Board of Directors in the assessment of Athens’ position and other strategic alternatives.

•	Other. Other indirect operating expenses remained consistent during the three months ended March 31, 2013 compared to the prior period.

Other expense. Other expense increased by approximately $0.8 million,or 0.9% as a percentage of net revenues, during the three months ended March 31, 2013 compared to the prior year period. The following is a discussion of the primary drivers of the trends in other expense.

•	Interest expense. Interest expense increased by approximately $0.1 million, or 0.1% as a percentage of net revenues, during the three months ended March 31, 2013 compared to the prior year period due to $15.0 million of borrowings under our revolving credit agreement that took place in the fourth quarter of 2012.

•	Amortization of finance fees and accretion of discount on senior notes. Amortization of finance fees and accretion of discount on the Senior Secured Notes increased by approximately $0.2 million, or 0.2% as a percentage of net revenues, during the three months ended March 31, 2013 compared to the prior year period. The increase is related to the amortization expense in relation to the accretion of discount on the Senior Secured Notes, which mature on July 1, 2015.

•	Refinancing expense. The Company incurred $0.2 million related to the refinancing effort announced in December 2012. These costs were expensed in the first quarter of 2013 due to the expiration of lender pricing commitments in March 2013.

•	Other expense. Other expense increased $0.2 million, or 0.3% as a percentage of net revenues, during the three months ended March 31, 2013 compared to the prior year period. The increase is primarily related to higher bankruptcy-related costs of approximately $0.1 million during the first quarter of 2013.

Provision for income taxes. The provision for income taxes remained consistent during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Liquidity and Capital Resources

Overview

Our cash requirements are for working capital, obligations under a development agreement with the city of Detroit (the “Development Agreement”), gaming taxes, debt service, and the improvement of our facilities. Cash and cash equivalents were $38.4 million as of March 31, 2013.

The Company had $29.1 million of available borrowings under the revolving credit facility with Comerica Bank (the “Revolving Loan”) ($45.0 million of commitment less $15.0 million in borrowings in relation to the construction of the valet parking garage less outstanding letters of credit of approximately $0.9 million). During the three months ended March 31, 2013, the Company made interest payments of $25.1 million in January 2013 in relation to the 13% Senior Secured Notes using cash generated from operating activities.

As of March 31, 2013 the face amount of the outstanding debt was $400 million, including $15.0 million of borrowings related to the valet parking garage. During April 2013, a $0.8 million principal payment was made on the Revolving Loan. During the three months ended March 31, 2013 and 2012 interest expense was $12.8 million and $12.7 million, respectively.

Cash Flows

Our cash flows for the three months ended March 31, 2013, and 2012 consisted of the following (in thousands).

	Three months ended March 31,
	2013	2012
Cash flows:
Net cash used in operating activities	$(3,506)	$(1,399)
Net cash used in investing activities	(7,529)	(3,294)
Net decrease in cash and cash equivalents	$(11,035)	$(4,693)

Net cash provided by operating activities. Net cash used in operating activities increased for the three months ended March 31, 2013, primarily due to operating performance, offset by increases in accrued expenses and other liabilities.

Net cash used in investing activities. Net cash used in investing activities increased for the three months ended March 31, 2013,primarily due to an increase in capital expenditures, including $4.7 million of spending on the new valet garage.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

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

The Company paid approximately $18.3 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively on January 2, 2013.

Guarantees: The obligations of the Obligors under the Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority senior secured basis by all of the Company’s current and future domestic subsidiaries, subject to certain exceptions.

Security: The Senior Secured Notes and the related Guarantees are secured by (i) a second-priority lien on substantially all of the properties and assets of the Company and each Guarantor, whether now owned or hereafter acquired, except certain excluded assets and (ii) a second-priority pledge of all the capital stock of all the subsidiaries of the Company, subject to certain limitations (in each case subject to certain permitted prior liens and liens securing certain permitted priority lien debt, including borrowings under the Company’s revolving credit facility described below).

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

The Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year ended December 31, 2010. For the period ended March 31, 2013, the Company does not anticipate being required to make any excess cash flow payments for the fiscal year ended December 31, 2013.

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

The acquisitions by Athens of the shares that it had contracted to purchase closed on April 12, 2013 and April 15, 2013, and constituted a change of control under the Indenture. As a result of the change of control, the Company commenced a change of control offer (the “Offer”) on April 22, 2013 to purchase any and all of its outstanding Senior Secured Notes under the Indenture. The Offer will expire on June 18, 2013, unless extended by the Company. Any Senior Secured Notes that have been validly tendered may be validly withdrawn on or before June 19, 2013, unless extended by the Company, and may not be withdrawn thereafter.

Holders of Senior Secured Notes who validly tender their Senior Secured Notes prior to the deadline on June 18, 2013 (unless extended), and not withdrawn by the withdrawal deadline, shall receive 101% of the aggregate principal amount of the Senior Secured Notes or portion of Senior Secured Notes validly tendered for payment thereof, plus accrued and unpaid interest up to, but not including, June 21, 2013, unless extended, upon the terms and subject to the conditions of the Offer.

It is possible that we will not have sufficient funds to make the required repurchase of the Senior Secured Notes from holders of the Senior Secured Notes who elect to have their share repurchased. If we are required to repurchase any meaningful amount of such notes, we are likely to require third party financing. Neither Athens nor any other third party is obligated to purchase the Senior Secured Notes that are tendered. Further, we have not obtained any commitment to provide financing for any such purchase and there can be no assurance that we would be able to obtain such third party financing within in a timely manner, or at all.

We will continue to revisit our capital structure to provide greater flexibility and reduce our annual cash interest expense. In connection with any such refinancing, we may redeem the Senior Secured Notes in accordance with the terms set forth in the Indenture at the price specified in the Indenture (106.5% through December 31, 2013; 103.5% from January 1, 2014 through December 31, 2014; and par thereafter). There is no assurance when or whether any such refinancing will be consummated as it will be dependent upon, among other factors, general economic and market conditions. Further, we may, in our sole discretion, from time to time, purchase any outstanding Senior Secured Notes through open market or privately negotiated transactions, one or more additional tender or exchange offers or otherwise which may result in consideration that is more or less than the price paid in the Offer. Any such redemption or purchase would be subject to receipt of the required approvals under our Credit Agreement and from the MGCB.

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

Events of Default: The Indenture for the Senior Secured Notes contains events of default, including (i) failure to pay principal, interest, fees or other amounts when due, (ii) breach of any covenants which are not cured within a stated cure period, (iii) default under certain other indebtedness, (iv) becoming subject to certain judgments, (v) failure to keep liens or security interests valid, (vi) certain events of bankruptcy or insolvency, (vii) impairment of any collateral to the loans, (viii) ceasing to own the casino complex, or (ix) loss of gaming or certain other licenses or the legal authority to conduct gaming activities. A default could result in an acceleration of the amounts outstanding under the Senior Secured Notes.

The Company had previously announced, on December 19, 2012, the pricing of $455.0 million of credit facilities, intended to replace the Company’s Senior Secured Notes and Revolving Loan facility. As a result of the potential change in ownership, the Company was not in a position to present the refinancing for the required MGCB approval prior to the March 17,2013 expiration of lender pricing commitments, and therefore did not close the refinancing as contemplated by the December 2012 announcement.

Revolving Credit Agreement

On the Effective Date, the Company entered into a credit agreement with Comerica Bank for the Revolving Loan facility. On July 6, 2011, July 8, 2011, May 24, 2012, and March 18, 2013, the Company and Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the "Credit Agreement").

General: The Credit Agreement provides for the Revolving Loan, which expires on December 30, 2014. The maximum expiration of individual letters of credit is twelve months after the issuance thereof or, if earlier, the maturity of the Revolving Loan. On May 24, 2012, the Company and Comerica Bank executed a Third Amendment to the Credit Agreement. The Third Amendment, which was approved by the MGCB, increased the aggregate principal amount available under the facility by $15.0 million to $45.0 million (including $5.0 million for the issuance of standby letters of credit).  Any borrowings under the additional $15.0 million commitment are required to fund expenditures relating to the new valet parking garage, and are to be repaid in quarterly installments equal to 1/20th of the amount advanced, commencing April 2013. The amendment also, among other things, excludes capital expenditures relating to the valet parking garage from the Fixed Charge Coverage Ratio calculation, discussed below, not to exceed $25.7 million.

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

In addition, the Credit Agreement contains financial covenants pursuant to which the Company must achieve specified minimum (“EBITDA” (as defined below)) levels during twelve month periods ending on applicable test dates, and as of each fiscal year end, a Fixed Charge Coverage Ratio of not less than 1.05 to 1 (on a trailing twelve month basis).

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

As of March 31, 2013, the Company had $29.1 million of borrowing availability under the Credit Agreement ($45.0 million of commitment less $15.0 million in borrowings in relation to the construction of the valet parking garage less outstanding letters of credit of approximately $0.9 million).

As of March 31, 2013, the Company was in compliance with its covenants under the Indenture and the Credit Agreement.

We are subject to compliance with a regulatory fixed charge coverage ratio maintenance covenant required by the MGCB.

In connection with our emergence from Chapter 11, the MGCB order granting approval of our ownership structure, capitalization and management provides that we must comply with a minimum fixed charge coverage ratio maintenance covenant. The covenant requires us to maintain a ratio of EBITDA to fixed charges (each as defined in the order) on the last day of each calendar quarter of not less than 1.05 to 1.00.

The fixed charge coverage ratio is measured on a trailing four quarter basis. We are required to comply with this covenant for so long as any indebtedness is outstanding under our Revolving Loan facility and the Senior Secured Notes. Although we were in compliance with this covenant as of December 31, 2012, the Company was not able to maintain the required minimum ratio of EBITDA to fixed charges for the twelve month measurement period ending March 31, 2013. At the April 9, 2013 meeting of the MGCB, the MGCB approved the Company’s request for suspension of the covenant for the measurement period ending March 31, 2013. The MGCB order also contains a limitation on certain restricted payments.

If we fail to comply with these requirements and we are not able to obtain a waiver from the MGCB, we could be subject to additional restrictions on our ability to operate our casino business, fines and suspension or revocation of our gaming license. The revocation of our gaming license or its suspension for more than a short time could result in an event of default under the credit agreement governing the Revolving Loan facility and an event of default under the indenture governing the Senior Secured Notes and could materially adversely affect or eliminate our ability to generate revenue from our casino operations. Even though we obtained a suspension of the covenant for the measurement period ended March 31, 2013, the MGCB may impose additional covenants or other restrictions on our ability to incur indebtedness, which could materially adversely affect our business.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ( the “Exchange Act") that are designed to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

On April 30, 2013, Athens filed a Schedule 13D with the SEC disclosing that Standard General executed an Investor Rights Agreement on April 25, 2013, and also exercised the Sale Right by delivering to Athens a “Sale Right Exercise Notice” pursuant to the terms of the Investor Rights Agreement with respect to all of the securities of the Company then held by Standard General, which securities consist of an aggregate of: (x) 246,100 shares of Series A-1 Preferred Stock and (y) 13,413 shares of Series A-1 Common Stock (collectively, the “Standard General Shares”) (such sale transaction, the “Standard General Sale Transaction”).

Athens further disclosed in such Schedule 13D that (i) it intends to consummate the Standard General Sale Transaction as soon as practicable following MGCB approval, but in any event in accordance with the terms of the Investor Rights Agreement and upon consummation of the Standard General Sale Transaction, Athens and its Affiliates will be deemed to own securities representing 90% of the voting power of all securities of the Company and (ii) Brigade executed the Investor Rights Agreement on April 25, 2013, as a result of which, Brigade may elect to exercise the Sale Right with respect to all of the securities of the Company then held by Brigade, which securities consisted of an aggregate of: (x) 94,999 shares of Series A-1 Preferred Stock, (y) 121,676 shares of Series A-2 Preferred Stock, and (z) warrants to purchase 273,930 shares of Series A-2 Preferred Stock (collectively, the “Brigade Shares”).  As disclosed by Athens, as of the date of such Schedule 13D, Brigade had not yet elected to exercise the Sale Right with respect to the Brigade Shares. If both the Standard General Shares and Brigade Shares are acquired, Athens’ ownership would still represent less than 90% of each class of the Company securities, which is the relevant ownership threshold under the Stockholders Agreement for certain provisions, including the independent director requirements and Athens’ obligation to consummate a short-form merger.

Item 6.   Exhibits

The following is a list of exhibits filed as part of this Report:

3.1	Amended and Restated Bylaws of Greektown Superholdings, Inc., as amended on April 8, 2013 (Incorporated by reference to the Registrant’s 2012 Annual Report on Form 10-K filed on April 12, 2013).
3.2

Rights Agreement, dated as of December 31, 2012, between Greektown Superholdings, Inc. and Continental Stock Transfer & Trust Company (Incorporated by reference to the Registrant’s Periodic Report on Form 8-K/A filed on January 9, 2013.

10.1	Minority Rights Term Sheet, dated March 18, 2013 (Incorporated by reference to the Registrant’s Periodic Report on Form 8-K filed on March 18, 2013.
10.2

Shareholders Agreement, dated April 8, 2013 between Greektown Superholdings, Inc. and Athens Acquisition LLC (Incorporated by reference to the Registrant’s Periodic Report on Form 8-K filed on April 11, 2013).

10.3*	Fourth Amendment to Credit Agreement and Consent, dated as of March 18, 2013, between Greektown Superholdings, Inc. and Comerica Bank.
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEKTOWN SUPERHOLDINGS, INC.

By:	/s/ Michael Puggi
Name: Michael Puggi
Title: President and Chief Executive Officer

By:	/s/ Glen Tomaszewski
Name: Glen Tomaszewski
Title: Senior Vice President, Chief Financial Officer and
Treasurer

May 13, 2013

