Form 10-Q
period 2013-06-30
Greektown Superholdings, Inc.
filed 2013-08-14
CIK 1487685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of August 14, 2013, there were 168,770 shares of Series A-1 Common Stock, $0.01 par value, and no shares of Series A-2 Common Stock, $0.01 par value, outstanding.

Part I – FINANCIAL INFORMATION

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	Successor	Predecessor
	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,981	$49,442
Accounts receivable – gaming, net	622	710
Accounts receivable – other, net	1,745	1,397
Inventories	452	458
Prepaid expenses	4,547	3,902
Prepaid Michigan Gaming Control Board annual fee	3,808	9,104
Prepaid municipal service fees	1,229	3,411
Deposits	1,633	1,632
Total current assets	65,017	70,056

Property, building, and equipment, net	343,591	342,417

Other assets:
Financing fees - net of accumulated amortization	—	8,235
Deposits and other assets	30	30
Casino development rights	185,700	117,800
Trade names - net of accumulated amortization	13,965	26,300
Rated player relationships - net of accumulated amortization	17,385	34,500
Goodwill	117,107	110,252

Total assets	$742,795	$709,590

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands, except share and per share data)

	Successor	Predecessor
	June 30,	December 31,
	2013	2012
	(unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	11,918	17,503
Accrued interest	25,187	25,125
Accrued expenses and other liabilities	11,448	9,858
Current portion of revolving credit facility	3,000	3,000
Total current liabilities	51,553	55,486

Long-term liabilities:
Other accrued income taxes	9,312	9,165
Leasehold liability	1,899	—
Revolving credit facility, less current portion	11,250	12,000
Senior secured notes - net	409,229	371,843
Obligation under capital lease	4,757	2,472
Deferred income taxes	38,193	16,821
Total long-term liabilities	474,640	412,301

Total liabilities	526,193	467,787

Shareholders' equity:
Series A-1 preferred stock at $0.01 par value;
1,688,268 shares authorized, 1,463,535 shares issued and outstanding at June 30, 2013 and December 31, 2012	131,718	185,396
Series A-2 preferred stock at $0.01 par value;
645,065 shares authorized, 162,255 shares issued and outstanding at June 30, 2013 and December 31, 2012	14,603	20,551
Series A-1 preferred warrants at $0.01 par value;
202,511 shares issued and outstanding at June 30, 2013 and December 31, 2012	18,226	25,651
Series A-2 preferred warrants at $0.01 par value;
460,587 shares issued and outstanding at June 30, 2013 and December 31, 2012	41,453	58,342
Series A-1 common stock at $0.01 par value;
4,354,935 shares authorized, 168,770 and 152,054 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1	1
Series A-2 common stock at $0.01 par value; 645,065 shares authorized, no shares issued	—	—
Additional paid-in capital	10,275	14,429
Accumulated deficit	(3,264)	(62,567)
Total Greektown Superholdings, Inc. shareholders' equity	213,012	241,803
Noncontrolling interest	3,590	—
Total shareholders' equity	216,602	241,803
Total liabilities and shareholders' equity	$742,795	$709,590

Greektown Superholdings, Inc.
Consolidated Statements of Operations (unaudited)
(In Thousands, except share and per share data)

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Casino	$85,243	$87,861	$85,613	$183,229
Food and beverage	6,194	5,845	5,939	12,265
Hotel	3,411	3,110	3,070	6,060
Other	1,524	1,361	1,491	2,698
Gross revenues	96,372	98,177	96,113	204,252
Less promotional allowances	16,670	14,646	15,035	28,884
Net revenues	79,702	83,531	81,078	175,368

Operating expenses
Casino	19,027	20,189	19,649	41,430
Gaming taxes	18,388	18,880	18,552	39,444
Food and beverage	4,261	4,007	4,287	8,765
Hotel	2,632	2,493	2,685	5,110
Marketing, advertising, and entertainment	2,262	2,459	2,014	3,794
Facilities	5,158	4,838	5,389	10,107
Depreciation and amortization	6,358	8,548	7,595	17,180
General and administrative expenses	13,060	12,050	12,036	24,390
Ownership transition expenses	896	—	2,964	—
Other	143	166	131	309
Operating expenses	72,185	73,630	75,302	150,529
Income from operations	7,517	9,901	5,776	24,839

Other expense
Interest expense, net	(12,729)	(12,598)	(12,755)	(25,251)
Amortization of finance fees and accretion of premium (discount) on senior notes	2,721	(1,844)	(2,007)	(3,681)
Refinancing expense	(157)	—	(235)	—
Other income (expense)	267	2	(188)	57
Total other expense, net	(9,898)	(14,440)	(15,185)	(28,875)

Loss before provision for income taxes	(2,381)	(4,539)	(9,409)	(4,036)

Income tax expense – current	(74)	(73)	(64)	(146)
Income tax expense – deferred	(1,499)	(1,682)	(1,682)	(3,364)
Net loss	$(3,954)	$(6,294)	$(11,155)	$(7,546)

Net loss attributable to noncontrolling interest	(690)	—	—	—

Net loss attributable to Greektown Superholdings, Inc.	(3,264)	(6,294)	(11,155)	$(7,546)

Loss per share attributable to Greektown Superholdings, Inc.:
Basic	$(44.77)	$(72.49)	$(100.10)	$(110.64)
Diluted	$(44.77)	$(72.49)	$(100.10)	$(110.64)

Weighted average common shares outstanding	168,770	146,028	154,312	145,786
Weighted average common and common equivalent shares outstanding	168,770	146,028	154,312	145,786

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In Thousands)

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2013	2013	2012
Operating activities
Net loss	$(3,954)	$(11,155)	$(7,546)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,358	7,595	17,180
Amortization of finance fees and accretion of (premium) discount on senior notes	(2,721)	2,007	3,681
Deferred income taxes	1,499	1,682	3,364
Stock based compensation	871	198	323
Changes in current assets and liabilities:
Accounts receivable - gaming	(2)	90	39
Accounts receivable - other	(83)	(265)	47
Inventories	(15)	21	45
Prepaid expenses	5,367	1,465	6,902
Accounts payable	(2,782)	(2,803)	(2,712)
Accrued interest	12,509	(12,447)	19
Accrued expenses and other liabilities	(2,819)	10,106	945
Net cash provided by (used in) operating activities	14,228	(3,506)	22,287

Investing activities
Capital expenditures	(904)	(7,529)	(14,496)
Net cash used in investing activities	(904)	(7,529)	(14,496)

Financing activities
Payments on revolving credit facility	(750)	—	—
Financing fees paid	—	—	(108)
Net cash used in financing activities	(750)	—	(108)

Net increase (decrease) in cash and cash equivalents	12,574	(11,035)	7,683
Cash and cash equivalents at beginning of period	38,407	49,442	50,754
Cash and cash equivalents at end of period	$50,981	$38,407	$58,437

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$166	$25,126	$25,101
Cash paid during the period for income taxes	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Shareholders' Equity
(In Thousands)

	Common Stock A-1	Common Stock A-2	Preferred Stock A-1	Preferred Stock A-2	Preferred Warrants A-1	Preferred Warrants A-2	Additional Paid-in Capital	Accumulated Deficit	Total Greektown Superholdings, Inc. Equity	Noncontrolling Interest	Total Shareholders' Equity
Predecessor; Balance at January 1, 2013	$1	$–	$185,396	$20,551	$25,651	$58,342	$14,429	$(62,567)			$241,803
Net loss	–	–	–	–	–	–	–	(11,155)			(11,155)
Stock based compensation	–	–	–	–	–	–	198	–			198
Predecessor; Balance at March 31, 2013	$1	$–	$185,396	$20,551	$25,651	$58,342	$14,627	$(73,722)			$230,846

Impact of Athens Transaction	1	–	101,019	3,652	18,226	16,799	8,197	–	147,894	71,791	219,685
Acquisition of noncontrolling interest	–	–	30,699	10,951	–	24,654	1,207	–	67,511	(67,511)	–
Net loss	–	–	–	–	–	–	–	(3,264)	(3,264)	(690)	(3,954)
Stock based compensation	–	–	–	–	–	–	871	–	871	–	871
Successor; Balance at June 30, 2013	$1	$–	$131,718	$14,603	$18,226	$41,453	$10,275	$(3,264)	$213,012	$3,590	$216,602

Note 1.  Organization, Background and Bankruptcy Considerations

Organization

Greektown Holdings, L.L.C. (“Greektown Holdings”) was formed in September 2005 as a limited liability company. Greektown Holdings owns Greektown Casino, L.L.C. (“Greektown LLC”), which is engaged in the operation of a hotel and casino gaming facility known as Greektown Casino Hotel (“Greektown Casino”) located in the downtown of the city of Detroit that opened November 10, 2000 under a license granted by the Michigan Gaming Control Board (“MGCB”) and a development agreement with the city of Detroit (the “Development Agreement”). Greektown Superholdings, Inc. (“Greektown Superholdings,” and together with its wholly owned subsidiaries “we,” “our,” “us,” the “Company,” or “Greektown,” unless otherwise required) was incorporated under the law of the state of Delaware on March 17, 2010. As of June 30, 2010, each of Greektown Superholdings and its wholly-owned subsidiary, Greektown Newco Sub, Inc. (the “Greektown Sub”), hold 50% of the outstanding membership interests of Greektown Holdings. Greektown Superholdings is a holding company that has no other operating assets. Through its direct and indirect ownership of Greektown Holdings, Greektown Superholdings owns and operates Greektown Casino.

In April 2013, Athens Acquisition LLC (“Athens”), a company owned by Daniel Gilbert, who owns Rock Gaming, acquired from shareholders of the Company securities representing an aggregate of 76.8% of the voting power of all securities of the Company.

In June 2013, Athens acquired from two additional shareholders of the Company securities representing an aggregate of 20.8% of the voting power of all securities of the Company, increasing Athens’ total voting power to 97.6%.

Note 2.  Summary of Significant Accounting Policies

Presentation and Basis of Accounting

Due to the significance of the ownership interest acquired by Athens (the “Athens Transaction”) in accordance with FASB ASC 805, we applied push-down accounting to the Company as an acquired business. We revalued the assets and liabilities based on their fair values at the date Athens acquired a controlling interest in the Company, effective April 1, 2013 (“Acquisition Date”), in accordance with business combination accounting standards (push-down accounting). Accordingly, a new basis of accounting has been established and, for accounting purposes, the old entity (the “Predecessor”) has been terminated and a new entity (the “Successor”) has been created. This distinction is made throughout this Quarterly Report on Form 10-Q through the inclusion of a vertical black line between the Predecessor and the Successor. See Note 3 for further information on the Athens Transaction.

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the consolidated financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles (“GAAP”). However, they do contain all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods included therein. The interim results reflected in these financial statements are not necessarily indicative of results to be expected for the full fiscal year.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, building, and equipment, intangible assets, asset impairments, accrued income taxes, valuation allowance for receivables, certain other accrued liabilities and fair value adjustment recorded in connection with purchase-price accounting. Actual results could differ from those estimates.

Casino Revenues

Greektown Casino recognizes casino revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Revenues from food and beverage and hotel operations are recognized at the time of sale or upon the provision of service.

Note 2.  Summary of Significant Accounting Policies (continued)

Promotional Allowances

The retail value of food, beverage, and other complimentary items furnished to customers without charge is included in revenues and then deducted as promotional allowances. The costs of providing such promotional allowances are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2013	2012	2013	2012

Food and beverage	$3,105	$2,500	$3,098	$5,090
Hotel	596	722	621	1,533
	$3,701	$3,222	$3,719	$6,623

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Goodwill and Intangible Assets

Goodwill represents the excess of fair value of assets acquired and liabilities assumed by Athens as of the Acquisition Date. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter and in certain situations between those annual dates, if interim indicators of impairment arise. Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, by comparing the estimated fair value of the indefinite-lived intangible asset to the carrying value using a discounted cash flow approach. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations and tests for impairment when indicators arise. No impairment indicators arose during the three or six months ended June 30, 2013 which would give cause for an interim test to be performed on goodwill or intangible assets.

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

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable and revolving credit facility approximate the recorded amounts at June 30, 2013. The fair value of the Senior Secured Notes (as defined in Note 5) approximates $410.0 million at June 30, 2013, as determined by the Company, using available market information. Inputs used to calculate the fair value of the Senior Secured Notes have been derived principally from observable market data and therefore, the Company classifies the estimated fair value of the Senior Secured Notes as a level 2 measurement. In addition, the fair values of the capital lease obligation and Revolving Loan (as defined in Note 5) approximate their carrying values, as determined by the Company, using available market information (See Note 10).

Stock-Based Compensation

Stock-based compensation awards are determined based on the grant date fair value of the award and are expensed ratably over the service period of the award. Stock-based compensation expense recognized under all share-based arrangements for the three months ended June 30, 2013 and 2012 was $0.9 million and $0.2 million, respectively. Stock-based compensation expense recognized under all share-based arrangements for the successor three months ended June 30, 2013, the predecessor three months ended March 31, 2013, and predecessor six months ended June 30, 2012 was $0.9 million, $0.2 million, and $0.3 million, respectively (See Note 8).

Note 2.  Summary of Significant Accounting Policies (continued)

Earnings per Share

Basic loss per common share (“EPS”) is computed by dividing the net loss attributable to Greektown Superholdings that is available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from the calculation of diluted EPS (See Note 9).

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

The Company did not record a deferred income tax benefit, as a valuation allowance was recorded at the federal and state level for the entire deferred asset amount. The Company has a full valuation allowance as of June 30, 2013. Due to the uncertainty in the ability to recognize these deferred tax assets, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

The Company recognizes interest and penalties related to unrecognized tax benefits within the current income tax expense.

The Company’s net deferred tax assets were approximately $23.5million as of June 30, 2013 and a valuation allowance of approximately $23.5 million was recorded. The Company had a deferred tax liability of approximately $38.2 million as of June 30, 2013 and had previously recorded an estimated income tax contingency of $9.3 million in relation to certain potential taxes that could be assessed in connection with the enactment of the Plan in other accrued income taxes. Included within the income tax contingency are approximately $2.4 million of accrued penalties and interest at June 30, 2013 and approximately $2.3 million at December 31, 2012. The Company believes it is possible that such uncertainties may be resolved within the next twelve months.

Due to the acquisition of shares representing a majority of the outstanding shares by Athens, a §382 limitation is applied against the net operating loss carryforward of the Company. Although such limit would not reduce the total amount of net operating loss carryforward, it would limit the amount of net operating loss carryforward which could be utilized to offset taxable income in any given future year.

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the Property, Plant, and Equipment topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No events or changes in circumstances indicated that the carrying amount of the assets will not be recoverable based on the Company’s interim assessment for the three months ended June 30, 2013. No impairment was recorded during the periods ended June 30, 2013, or 2012.

Note 2.  Summary of Significant Accounting Policies (continued)

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

Note 3.  Athens Transaction

As discussed in Note 1, in April 2013, Athens acquired from shareholders of the Company 76.8% of the voting power of all securities of the Company. In June 2013, Athens acquired from shareholders of the Company an additional 20.8% of the voting power of all securities representing an aggregate ownership of 97.6% of the voting power of the Company. Because of the significance of the ownership interest acquired, the Company applied push-down accounting of the acquisition by Athens. The Company revalued its assets and liabilities based on their fair values at the Acquisition Date, in accordance with FASB ASC 805. As a result, the consolidated financial statements have been prepared to reflect the push-down accounting adjustments arising from these transactions. The preliminary purchase price allocation is based on all information currently available, however is preliminary in nature as the third party valuations have not been finalized. The preliminary purchase price adjustment and related allocation are shown below (in thousands):

	Predecessor	Successor
	Prior to Athens Transaction	Push-down Adjustments	Subsequent to Athens Transaction

Assets
Current assets	$57,710	$—	$57,710

Property, building, and equipment, net	340,240	7,305	347,545

Other assets:
Financing fees	7,367	(7,367)	—
Deposits and other assets	30	—	30
Casino development rights	117,800	67,900	185,700
Trade names	26,300	(11,600)	14,700
Rated player relationships	31,050	(12,750)	18,300
Goodwill	110,253	6,854	117,107

Total assets	$690,750	$50,342	$741,092

Note 3.  Athens Transaction (continued)

	Predecessor	Successor
	Prior to Athens Transaction	Push-down Adjustments	Subsequent to Athens Transaction

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$14,700	$—	$14,700
Accrued interest	12,678	—	12,678
Accrued expenses and other liabilities	14,334	—	14,334
Current portion of revolving credit facility	3,000	—	3,000
Total current liabilities	44,712	—	44,712

Long-term liabilities:
Other accrued income taxes	9,239	—	9,239
Leasehold liability	—	1,907	1,907
Revolving credit facility, less current portion	12,000	—	12,000
Senior Secured Notes - net	372,982	38,968	411,950
Obligation under capital lease	2,467	2,439	4,906
Deferred income taxes	18,503	18,190	36,693

Total Liabilities	459,903	61,504	521,407

Shareholders' equity:
Series A-1 preferred stock
1,688,268 shares authorized, 1,463,535 issued and outstanding at April 1, 2013	185,396	(84,377)	101,019
Series A-2 preferred stock
645,065 shares authorized, 162,255 shares issued and outstanding at April 1, 2013	20,551	(16,899)	3,652
Series A-1 preferred warrants
202,511 shares issued and outstanding at April 1, 2013	25,651	(7,425)	18,226
Series A-2 preferred stock
460,587 shares issued and outstanding at April 1, 2013	58,342	(41,543)	16,799
Series A-1 common stock
4,354,935 shares authorized, 152,054 shares issued and outstanding at April 1, 2013	1	—	1
Series A-2 common stock			—
645,065 shares authorized, no shares issued at April 1, 2013	—	—	—
Additional paid-in capital	14,627	(6,430)	8,197
Accumulated deficit	(73,721)	73,721	—
Total Greektown Superholdings' Inc. shareholders' equity	230,847	(82,953)	147,894
Noncontrolling interest	—	71,791	71,791
Total shareholders' equity	230,847	(11,162)	219,685
Total liabilities and shareholders' equity	$690,750	$50,342	$741,092

Valuation of Intangible Assets

Intangible assets related to Greektown Casino were revalued, as of the Acquisition Date, by valuation professionals who used income and cost based methods, as appropriate. Refer to Note 4 for further information regarding the valuation of the intangible assets.

Valuation of Equity Interests of Athens

Equity interest of Athens was valued at the share purchase price of $90 per share as of the Acquisition Date, therefore the Company classifies the estimated fair value of the equity interest as a level 2 measurement.

Valuation of Noncontrolling Interest

Noncontrolling interest related to the Athens Acquisition was valued at the share purchase price of $90 per share as of the Acquisition Date, therefore the Company classifies the estimated fair value of the noncontrolling interest as a level 2 measurement.

Note 3.  Athens Transaction (continued)

Results of Operations on a Pro Forma Basis

The following unaudited pro forma consolidated statement of operations for three months ended June 30, 2012 include adjustments to reflect the effect of the push-down adjustments as if they have occurred on April 1, 2012. This unaudited pro forma consolidated statement of operations is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the push-down adjustments occurred on April 1, 2012 or that may be attained in the future.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)

	Pro Forma
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2013	2012	2013	2012

Net Revenue	$79,702	$83,531	$160,780	$175,368
Net (Loss) Income	(3,954)	644	(8,961)	6,407

Note 4.  Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess of the fair value of tangible and identified intangible net assets upon the application of push-down accounting. Greektown recorded goodwill of $117.1 million upon the application of push-down accounting.

The amount of goodwill that is expected to be deductible for tax purposes is $83.0 million, the net historical basis as of the Acquisition Date.

Intangible assets related to Greektown Casino were valued by valuation professionals who used income and cost based methods, as appropriate. The Greektown trade name was valued based on the relief from royalty method, which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee and a discount rate. The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates from similar assets to reach a 1% royalty rate. The discount rate applied was 12.0%, based on the weighted average cost of capital of the property benefiting from the trade name. Due to the significance of the projected revenue input, the Company classifies the estimated fair value of the trade name as a level 3 measurement.

The Greektown rated player relationships was valued based on the avoided cost and lost profits method, which estimates the hypothetical loss of profits if the Company no longer had the rated player relationships and also the hypothetical cost to acquire rated player relationships. The discount rate applied was 12.0%, based on the weighted average cost of capital of the property benefiting from the rated player relationships. Due to the significance of the projected revenue input, the Company classifies the estimated fair value of the trade name as a level 3 measurement.

The Greektown casino development rights was valued based on the Greenfield method, which is a function of the cost to build a new casino operation taking into consideration the build out period, and projected cash flows attributable to the casino once operational and adjusted to present value using a market participant discount rate of 13.0%. Due to the significance of the hypothetical loss of profits and acquisition costs as inputs, the Company classifies the estimated fair value of the rated player relationships as a level 3 measurement.

Other identifiable intangible assets as of June 30, 2013 consist of the following (in thousands):

Other identifiable intangible assets	Gross Amount	Accumulated Amortization	Net Intangible Asset	Assumed Useful Life
Trade names	$14,700	$735	$13,965	5 years
Rated player relationships	18,300	915	17,385	5 years
Casino development rights	185,700	—	185,700	Indefinite
Total other identifiable intangible assets	$218,700	$1,650	$217,050

Amortization expense related to the trade names and rated player relationships intangible assets for the three months ended June 30, 2013 and 2012 totaled approximately $1.7 million and $3.5 million, respectively. Annual amortization expense for the year ended December 31, 2013 is estimated to be $4.9 million, approximately $6.6 million for each of the years ended December 31, 2014, 2015, 2016 and 2017, and approximately $1.7 million for the year ended December 31, 2018.

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

The Company paid approximately $18.2 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively on July 1, 2013.

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

As a result of the change of control, the Company commenced a change of control offer (the “Offer”) on April 22, 2013 to purchase any and all of its outstanding Senior Secured Notes under the Indenture. None of the Senior Secured Notes were validly tendered prior to the deadline on June 18, 2013.

Note 5.  Debt (continued)

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

We will continue to revisit our capital structure to provide greater flexibility and reduce our annual cash interest expense. In connection with any such refinancing, we may redeem the Senior Secured Notes in accordance with the terms set forth in the Indenture at the price specified in the Indenture (106.5% through December 31, 2013; 103.5% from January 1, 2014 through December 31, 2014; and par thereafter). There is no assurance when or whether any such refinancing will be consummated as it will be dependent upon, among other factors, general economic and market conditions. Further, we may, in our sole discretion, from time to time, purchase any outstanding Senior Secured Notes through open market or privately negotiated transactions, one or more additional tender or exchange offers or otherwise which may result in consideration that is more or less than the price paid in the Offer. Any such redemption or purchase would be subject to receipt of the required approvals under our Credit Agreement, as defined below, and from the MGCB.

Revolving Credit Agreement

On June 30, 2010, the Company entered into a credit agreement with Comerica Bank for the Revolving Loan facility (the “Revolving Loan”). On July 6, 2011, July 8, 2011, May 24, 2012, March 18, 2013, and June 13, 2013, the Company and Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the "Credit Agreement").

General: The Credit Agreement provides for the Revolving Loan, which expires on December 30, 2014. The maximum expiration of individual letters of credit is twelve months after the issuance thereof or, if earlier, the maturity of the Revolving Loan. On May 24, 2012, the Company and Comerica Bank executed a Third Amendment to the Credit Agreement. The Third Amendment, which was approved by the MGCB, increased the aggregate principal amount available under the facility by $15.0 million to $45.0 million (including $5.0 million for the issuance of standby letters of credit). Any borrowings under the additional $15.0 million commitment were required to fund expenditures relating to the new valet parking garage, and are to be repaid in quarterly installments equal to 1/20th of the amount advanced, commencing April 2013. The amendment also, among other things, excludes capital expenditures relating to the valet parking garage from the Fixed Charge Coverage Ratio calculation, discussed below, not to exceed $25.7 million.

On March 18, 2013, the Company and Comerica Bank executed a Fourth Amendment to the Credit Agreement and Consent (the “Fourth Amendment”). The Fourth Amendment, which was approved by the MGCB, extended the expiration of the Revolving Loan facility from December 30, 2013, to December 30, 2014, amended the definition of “EBITDA” to add back the items described in clauses (vi) through (x) of the summarized definition of “EBITDA” below, added certain capital expenditures to the list of items excludable from the “Fixed Charges” definition, reduced the requirements under the minimum EBITDA covenant for certain periods, and gave Comerica Bank’s consent to the acquisition of 51% or more of the capital stock of the Company by Athens.

Security and Guarantees: The Revolving Loan is secured by a perfected first priority lien and security interest on all the assets of the Company and all its direct and indirect subsidiaries, excluding, among other things, the Company’s gaming license. Additionally, effective July 2011, a requirement for a 45-day annual revolver “clean up period” was added to the Credit Agreement, during which the Company will be required to maintain a zero balance under the Revolving Loan for a period of 45 consecutive days.

Note 5. Debt (continued)

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

The May 24, 2012 amendment to the Credit Agreement eliminated the June 30, 2012 outside date for the release of the liens on a small parcel of real property (the “Trappers Parcel”) underlying a portion of our casino operations which secure indebtedness owed to Greektown LLC and third parties (the “Trappers Lien”) in favor of an agreement to use commercially reasonable efforts to cause such liens to be released. The Trappers Parcel is encumbered by the Trappers Lien. While the Company believes that these third party liens are discharged pursuant to the terms of the Plan, the liens established by these mortgages were not removed from the title record or insured by the title company prior to the Effective Date. Historical subordination agreements from the third parties holding such mortgages exist whereby such parties have agreed not to exercise remedies until the Casino has exercised such remedies under a mortgage in favor of the Casino on the same parcel.

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

Note 5. Debt (continued)

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

As of June 30, 2013, the Company had $29.1 million of borrowing availability under the Credit Agreement ($44.3 million of commitment less $14.3 million in borrowings in relation to the construction of the valet parking garage less outstanding letters of credit of approximately $0.9 million).

As of June 30, 2013, the Company was in compliance with its covenants under the Indenture and the Credit Agreement.

Note 6.  Shareholders’ Equity

Common Stock

Greektown Superholdings is authorized to issue five million shares of Common Stock, of which 168,770 shares were issued and outstanding as of June 30, 2013. A total of 4,354,935 shares of Greektown Superholdings’ Common Stock are designated as Series A-1 Common Stock, par value $0.01 per share (the “Series A-1 Common Stock”), and a total of 645,065 shares of Greektown Superholdings’ Common Stock are designated as Series A-2 Common Stock, par value $0.01 per share (the “Series A-2 Common Stock”). Each share of Series A-1 Common Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Common Stock and such shares differ only with respect to voting rights as set forth below.

Preferred Stock

Greektown Superholdings is authorized to issue 2,333,333 shares of Preferred Stock.  A total of 1,688,268 shares of Greektown Superholdings’ Preferred Stock are designated as  Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), of which 1,463,535 were issued and outstanding as of June 30, 2013. A total of 645,065 shares of Greektown Superholdings’ Preferred Stock are designated as Series A-2 Participating Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred Stock,” and together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”), of which 162,255 shares were issued and outstanding as of June 30, 2013. A holder’s shares of Series A Preferred Stock are voluntarily convertible at the election of such holder and all shares of Series A Preferred Stock are mandatorily convertible upon the vote or written consent of 66 2/3% of the then outstanding shares of Series A Preferred Stock voting together as a single class (with each holder of Series A-1 Preferred Stock and each holder of Series A-2 Preferred Stock entitled to cast one vote with respect to each share of Series A-1 Preferred Stock or Series A-2 Preferred Stock held by such holder). Each share of Series A-1 Preferred is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-1 Common Stock as is determined by dividing (A) the sum of $100 per share of Series A Preferred Stock plus an amount equal to the aggregate amount of accrued but unpaid dividends per share of Series A Preferred Stock whether or not declared and subject to certain adjustments (the “Series A Reference Price”) by (B) the Series A Conversion Price (defined below) in effect at the time of conversion, and (ii) the maximum number of shares of Series A-1 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation of Greektown Superholdings and in compliance with the requirements of the MGCB. Each share of Series A-2 Preferred Stock is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-2 Common Stock as is determined by dividing the Series A Reference Price by the Series A Conversion Price in effect at the time of conversion and (ii) the maximum number of shares of Series A-2 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation and in compliance with the requirements of the MGCB. The “Series A Conversion Price” means an amount initially equal to $100 but which is subject to adjustment for stock splits, combinations, certain dividends and distributions and with respect to mergers, reorganizations and similar transactions as set forth in the Certificate of Incorporation. Each share of Series A-1 Preferred Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Preferred Stock and such shares differ only with respect to voting rights, as set forth below.

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

Note 6.  Shareholders’ Equity (continued)

Summary of Stock Terms

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

Note 6.  Shareholders’ Equity (continued)

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

Stockholders Agreement

 In April 2013, the Company and Athens executed an agreement regarding Athens’ provision of minority protections to the non-Athens stockholders of the Company.

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

Note 6. Shareholders’ Equity (continued)

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

•
Annual payments are due in November, together with the other two casino licensees, of all MGCB regulatory and enforcement costs. The Company prepaid $10.6 million for its portion of the 2013 annual assessment in 2012; the fiscal 2012 annual assessment of $10.2 million was paid in 2011.

•	A wagering tax, calculated based on adjusted gross gaming receipts, payable daily, of 19%; and

•	A municipal services fee in an amount equal to the greater of 1.25% of adjusted gross gaming receipts or $4.0 million annually.

These gaming taxes and fees are in addition to the taxes, fees, and assessments customarily paid by business entities conducting business in the state of Michigan and the city of Detroit. The Company recorded $18.4 million and $18.9 million as gaming tax expense for the three months ended June 30, 2013, and 2012, respectively and $18.4 million, $18.6 million, $39.4 million for the successor three months ended June 30, 2013, predecessor three months ended March 31, 2013, and predecessor six months ended June 30, 2012, respectively.

The Company is also required to pay a daily fee to the city of Detroit in the amount of 1% of adjusted gross receipts, increasing to 2% of adjusted gross receipts if adjusted gross receipts exceed $400.0 million in any one calendar year. Additionally, if and when adjusted gross receipts exceed $400.0 million, the Company will be required to pay $4.0 million to the city of Detroit. The Company does not anticipate its adjusted gross receipts to exceed $400.0 million during the calendar year 2013.

Note 8. Stock-Based Compensation

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

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718 Stock Compensation. Stock-based compensation expense for the three months ended June 30, 2013, and 2012 totaled $0.9 million and $0.2 million, respectively.

As a result of the Athens acquisition in April 2013, outstanding and unvested restricted stock and restricted share units vested. The Company recognized $0.7 million of expense related to the accelerated vesting of outstanding and unvested stock-based compensation in the second quarter of 2013. The expense was included as “Ownership transition expenses” in the consolidated statement of operations for the three months ended June 30, 2013.

Note 8. Stock-Based Compensation (continued)

The following table summarizes the Company’s restricted shares and restricted share units unvested stock activity for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	Restricted Shares	Restricted Share Units

Unvested at December 31, 2012	3,426	12,831
Granted	—	144
Vested	(2,501)	(12,975)
Forfeited	(925)	—
Unvested at June 30, 2013	—	—

Note 9. Earnings per Share

EPS is computed by dividing the net loss attributable to Greektown Superholdings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if certain restrictions lapse on restricted stock awards and preferred stock and warrants are converted to common stock. Anti-dilutive securities are excluded from diluted EPS. The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the three months ended March 31, 2013, three months ended June 30, 2013 and 2012 and six months ended June 30, 2012 (in thousands, except per share data):

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2013	2012

Net loss attributable to Greektown Superholdings, Inc. common stockholders for basic computation	$(3,264)	$(6,294)
Less: Preferred stock dividends	(3,048)	(3,048)
Less: Preferred stock dividends on shares underlying warrants	(1,243)	(1,243)

Adjusted net loss available to common stockholders	$(7,555)	$(10,585)

Basic and diluted loss per common share:
Weighted average common shares outstanding	168,770	146,028

Basic and diluted loss per common share	$(44.77)	$(72.49)

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2013	2013	2012

Net loss attributable to Greektown Superholdings, Inc. common stockholders for basic computation	$(3,264)	$(11,155)	$(7,546)
Less: Preferred stock dividends	(3,048)	(3,048)	(6,097)
Less: Preferred stock dividends on shares underlying warrants	(1,243)	(1,243)	(2,487)

Adjusted net loss available to common stockholders	$(7,555)	$(15,446)	$(16,130)

Basic and diluted loss per common share:
Weighted average common shares outstanding	168,770	154,312	145,786

Basic and diluted loss per common share	$(44.77)	$(100.10)	$(110.64)

Due to the Company's net loss attributable to Greektown Superholdings for the three months ended June 30, 2013 and 2012, three months ended March 31, 2013 and six months ended June 30, 2012, the dilutive effect of restricted share units, convertible preferred stock, and warrants were not included in the computation of EPS, as their inclusion would have been anti-dilutive.

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

Note 11.  Michigan Gaming Control Board Covenant (continued)

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

The Company was not able to maintain the required minimum ratio of EBITDA to fixed charges for the twelve month measurement periods ending March 31, 2013 or June 30, 2013. At the April 9, 2013 and June 11, 2013 meetings of the MGCB, the MGCB approved the Company’s request for suspension of the covenant for the measurement periods ending March 31, 2013 and June 30, 2013, respectively.

If we fail to comply with these requirements and we are not able to obtain a waiver from the MGCB, we could be subject to additional restrictions on our ability to operate our casino business, fines and suspension or revocation of our gaming license. The revocation of our gaming license or its suspension for more than a short time could result in an event of default under the credit agreement governing the Revolving Loan facility and an event of default under the Indenture governing the Senior Secured Notes and could materially adversely affect or eliminate our ability to generate revenue from our casino operations. Even though we obtained a suspension of the covenant for the measurement periods ending March 31, 2013 and June 30, 2013 from the MGCB, the MGCB may impose additional covenants or other restrictions on our ability to incur indebtedness, which could materially adversely affect our business.

Note 11.  Michigan Gaming Control Board Covenant (continued)

Limitation on Certain Restricted Payments

The MGCB order also prohibits the Company from making any distributions or the payment of any dividends on account of the Company’s capital stock without the prior written approval of the MGCB, other than repurchases, redemptions, or other acquisitions for value of any of the Company’s preferred stock or common stock held by any current or former officer, director or employee of the Company or its subsidiaries pursuant to any equity subscription agreement, stock option agreement or similar agreement, not to exceed $1.5 million in any twelve month period.

Note 12. Commitments and Contingencies

The Company is a defendant in various pending litigation matters. In management’s opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

Under the Revised Development Agreement, should a “triggering event” (as defined therein) occur, the Company must sell its assets, business, and operations as a going concern at their fair market value to a developer named by the city of Detroit. The Company noted that for the six months ended June 30, 2013, no triggering event has occurred.

As part of the bankruptcy reorganization process, the Company engaged Moelis & Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provides for a success fee if certain requirements are met. Moelis asserted an administrative claim for fees and expenses totaling approximately $12.9 million, of which approximately $3.0 million was paid prior to the effective date of the reorganization. The Company has filed a $2.6 million settlement for Moelis’s administrative claim with the United States Bankruptcy Court for the Eastern District of Michigan (“Bankruptcy Court”). Approval from the Bankruptcy Court is pending.

The Company requested a ruling from the Michigan Department of Treasury regarding certain potential tax liabilities under the MBT arising from the June 30, 2010 restructuring transactions. Such potential claims include a contingent liability for gross receipts tax under the MBT.  Such claims were not recorded as the Company believes there is a more likely than not chance of prevailing in this matter.  In response, the Company had asked the Bankruptcy Court to issue a determination as to these matters. A hearing on the Company’s request for a determination was held on March 21, 2011, at which time the Bankruptcy Court requested that the parties submit further briefing. Such briefing was submitted and on May 16, 2013, the Bankruptcy Court ruled in favor of the Company.

Note 13. Subsequent Events

On July 1, 2013, the Company paid approximately $18.2 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Information

Due to the significance of the 97.6% ownership interest acquired by Athens (the “Athens Transaction”), the values of the Predecessor’s assets, including intangible assets and liabilities has been adjusted to their estimated fair values on our consolidated balance sheet. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 the preliminary allocation is subject to additional adjustments within one year from the Athens Transaction as valuations are finalized.

(in thousands)	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2013	2012	2013	2013	2012
Statement of Operations Data:
Revenues:
Casino	85,243	87,861	85,243	85,613	183,229
Food and beverage	6,194	5,845	6,194	5,939	12,265
Hotel	3,411	3,110	3,411	3,070	6,060
Other	1,524	1,361	1,524	1,491	2,698
Total revenues	96,372	98,177	96,372	96,113	204,252
Less promotional allowances	16,670	14,646	16,670	15,035	28,884
Net revenues	79,702	83,531	79,702	81,078	175,368
Direct operating expenses	50,666	54,117	50,666	52,768	111,929
Indirect operating expenses	21,519	19,513	21,519	22,534	38,600
Total operating expenses	72,185	73,630	72,185	75,302	150,529
Income from operations	7,517	9,901	7,517	5,776	24,839
Other expense	(9,898)	(14,440)	(9,898)	(15,185)	(28,875)
Loss before provision for income taxes	(2,381)	(4,539)	(2,381)	(9,409)	(4,036)
Provision for income taxes	(1,573)	(1,755)	(1,573)	(1,746)	(3,510)
Net loss	(3,954)	(6,294)	(3,954)	(11,155)	(7,546)

Background and Overview

Greektown Holdings, L.L.C. (“Greektown Holdings”) was formed in September 2005 as a limited liability company. Greektown Holdings owns Greektown Casino, L.L.C. (“Greektown LLC”), which is engaged in the operation of a hotel and casino gaming facility known as Greektown Casino Hotel (“Greektown Casino”) located in the downtown of the city of Detroit that opened November 10, 2000 under a license granted by the Michigan Gaming Control Board (“MGCB”) and a development agreement with the city of Detroit (the “Development Agreement”). Greektown Superholdings, Inc. (“Greektown Superholdings,” and together with its wholly owned subsidiaries “we,” “our,” “us,” the “Company,” or “Greektown,” unless otherwise required) was incorporated under the law of the state of Delaware on March 17, 2010. As of June 30, 2010, each of Greektown Superholdings and its wholly-owned subsidiary, Greektown Newco Sub, Inc. (the “Greektown Sub”), hold 50% of the outstanding membership interests of Greektown Holdings. Greektown Superholdings is a holding company that has no other operating assets. Through its direct and indirect ownership of Greektown Holdings, Greektown Superholdings owns and operates Greektown Casino.

In April 2013, the MGCB determined that Athens was eligible, qualified, and suitable under the standards and criteria of the Michigan Gaming Control and Revenue Act, as amended, and the rules promulgated thereunder, and approved the requested transfers of interest in Greektown to Athens. In addition, the MGCB approved the request for qualifier licenses of Daniel Gilbert, chief executive officer of Athens, and Matthew Cullen, president of Athens.

Through Greektown LLC, we own and operate Greektown Casino, which opened in November 2000 within the downtown of the city of Detroit. In February 2009, Greektown Casino completed an expansion, including a 400-room hotel (the “Expanded Complex”) at a cost of approximately $336.3 million. Greektown Casino is one of only three commercial casinos licensed to operate in the state of Michigan and our Expanded Complex offers a range of gaming, dining and entertainment alternatives, including:

•	approximately 100,000 square feet of gaming space with approximately 2,900 slot machines and 63 table games, including a 12,500 square foot salon dedicated to high-limit gaming, and a live poker room;

•	approximately 3,709 attached parking spaces, including over 899 for valet parking services, and 1,750 unattached;

•	10,000 square feet of convention space;

•	a 400-room hotel;

•	three restaurants and several food outlets on the gaming floor; and

•	multiple bars and entertainment facilities.

Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and six interstate highways passing through the downtown of the city of Detroit. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors. As of June 30, 2013, the Company had approximately 1.2 million people in our database for Club Greektown. We believe the gaming market in the Detroit area, which consists of three commercial casinos in Michigan (the “Detroit Commercial Casinos”), together with the commercial casino in Windsor, Ontario (the “Metro Detroit Gaming Market”), is primarily a “drive-to” gaming market, with over 95% of patrons residing within 100 miles of Greektown Casino.

The Company has been engaged in a substantial renovation effort designed to improve the quality of the gaming and entertainment experience. In 2011, we reconfigured our table games area to drive greater excitement and traffic, and improve operational efficiencies. We also introduced two new casino bars, Asteria and The Fringe, which offer video poker as well as an expansive beverage assortment. Asteria also offers a flexible entertainment space and a quick-service food outlet. In mid-2011, we began construction on an 899 space valet parking garage facility. The facility opened February 7, 2013, increasing the convenience with which our guests can access our property, as well as expanding the parking capacity in and around our facility. In addition, we enhanced our dining offerings, including the addition of a fine-dining restaurant, Brizola, which opened in December 2012, and a fresh market-style dining venue, the Market District, which opened in February 2013.

Key Financial Statement Terms

Revenues

Our gross revenues are derived from casino, food, beverage, hotel, and other revenues. Our largest component of revenues is casino revenues, which represent approximately 88.5% of our total gross revenues. Gross casino revenues are comprised of revenues from our slot machines and from table games, which are calculated as the difference between the amount wagered and the amount paid to customers.

The club point redemption expenses associated with our Club Greektown membership/loyalty program are reflected as a reduction of gross casino revenues. In accordance with the Revenue Recognition topic of the FASB ASC Topic 605 applicable to instances where consideration is given by a vendor to a customer, we expense the cash value of points earned by Club Greektown members and recognize a related liability for any unredeemed points.

The following table reflects the composition of gross casino revenues for the successor three months ended June 30, 2013, predecessor three months ended June 30, 2013, successor three months ended June 30, 2013, predecessor three months ended March 31, 2013, and predecessor six months ended June 30, 2013 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2013	2012	2013	2013	2012

Gross casino revenue:
Slot machines	$75,684	$76,616	$75,684	$76,087	$160,137
Table games	11,187	12,945	11,187	11,261	26,549
Club point expense	(1,628)	(1,700)	(1,628)	(1,735)	(3,457)
Total Gross casino revenue	$85,243	$87,861	$85,243	$85,613	$183,229

Percent of Gross casino revenue
Slot machines	88.8%	87.2%	88.8%	88.9%	87.4%
Table games	13.1%	14.7%	13.1%	13.1%	14.5%
Club point expense	-1.9%	-1.9%	-1.9%	-2.0%	-1.9%
Total Gross casino revenue	100.0%	100.0%	100.0%	100.0%	100.0%

Other principal components of revenues are our food and beverage, and hotel revenue, each of which is affected by customer volume and price. The following table reflects the composition of food and beverage, and hotel revenue for the successor three months ended June 30, 2013, predecessor three months ended June 30, 2013, successor three months ended June 30, 2013, predecessor three months ended March 31, 2013, and predecessor six months ended June 30, 2013 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2013	2012	2013	2013	2012
Gross food and beverage and hotel revenue:
Food and beverage	$6,194	$5,845	$6,194	$5,939	$12,265
Hotel	3,411	3,110	3,411	3,070	6,060
Total gross food and beverage and hotel revenue	$9,605	$8,955	$9,605	$9,009	$18,325

Relationship to gross revenues:
Food and beverage	6.4%	6.0%	6.4%	6.2%	6.0%
Hotel	3.5%	3.2%	3.5%	3.2%	3.0%
Total gross food and beverage and hotel revenue	9.9%	9.2%	9.9%	9.4%	9.0%

Promotional Allowances

Our gross revenues are reduced by promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of food, beverage and other complimentary items furnished to customers without charge.

Direct Operating Expenses

Direct operating expenses are those that directly relate to our gaming, food and beverage, and hotel operations. The following table illustrates the composition of direct operating expenses and their relationships to net revenues for the successor three months ended June 30, 2013, predecessor three months ended June 30, 2013, successor three months ended June 30, 2013, predecessor three months ended March 31, 2013, and predecessor six months ended June 30, 2013 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2013	2012	2013	2013	2012
Direct operating expenses:
Casino	$19,027	$20,189	$19,027	$19,649	$41,430
Gaming taxes	18,388	18,880	18,388	18,552	39,444
Food and beverage	4,261	4,007	4,261	4,287	8,765
Hotel	2,632	2,493	2,632	2,685	5,110
Depreciation & Amortization	6,358	8,548	6,358	7,595	17,180
Total direct operating expenses	$50,666	$54,117	$50,666	$52,768	$111,929

Relationship to net revenues:
Casino	23.9%	24.2%	23.9%	24.2%	23.6%
Gaming taxes	23.1%	22.6%	23.1%	22.9%	22.5%
Food and beverage	5.3%	4.8%	5.3%	5.3%	5.0%
Hotel	3.3%	3.0%	3.3%	3.3%	2.9%
Depreciation & Amortization	8.0%	10.2%	8.0%	9.4%	9.8%
Total direct operating expenses	63.6%	64.8%	63.6%	65.1%	63.8%

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

Indirect Operating Expenses

Indirect operating expenses consist predominantly of general overhead expenses that support our overall business, including marketing, advertising and entertainment, non-hotel facilities expenses and other general and administrative expenses. The following table illustrates the composition of indirect operating expenses and their relationships to net revenues for the successor three months ended June 30, 2013, predecessor three months ended June 30, 2013, successor three months ended June 30, 2013, predecessor three months ended March 31, 2013, and predecessor six months ended June 30, 2013 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2013	2012	2013	2013	2012

Indirect operating expenses:
Marketing, advertising and entertainment	$2,262	$2,459	$2,262	$2,014	$3,794
Facilities	5,158	4,838	5,158	5,389	10,107
General and administrative	13,060	12,050	13,060	12,036	24,390
Ownership transition expenses	896	—	896	2,964	—
Other	143	166	143	131	309
Total indirect operating expenses	$21,519	$19,513	$21,519	$22,534	$38,600

Relationship to net revenues:
Marketing, advertising and entertainment	2.8%	2.9%	2.8%	2.5%	2.2%
Facilities	6.5%	5.8%	6.5%	6.6%	5.8%
General and administrative	16.4%	14.4%	16.4%	14.8%	13.9%
Ownership transition expenses	1.1%	0.0%	1.1%	3.7%	0.0%
Other	0.2%	0.2%	0.2%	0.2%	0.2%
Total indirect operating expenses	27.0%	23.3%	27.0%	27.8%	22.1%

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

Ownership transition expenses. Ownership transition expenses include legal costs and professional fees related to the counsel and advisors that assisted the Special Committee of the Board of Directors in the assessment of Athens’ position and other strategic alternatives and other expenses related to, or resulting from, Athens’ purchase of the Company.

Other indirect operating expenses. Other indirect operating expenses are primarily costs associated with maintaining the various retail parking spaces and garages, including utilities and maintenance, related to rental income.

Other Expenses and Income

Other expense consists primarily of interest on our indebtedness, the amortization of deferred financing costs, and accretion of discounts and premiums on our 13% Senior Secured Notes. The following table illustrates the components of other expense and their relationships to net revenues for the successor three months ended June 30, 2013, predecessor three months ended June 30, 2013, successor three months ended June 30, 2013, predecessor three months ended March 31, 2013, and predecessor six months ended June 30, 2013 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2013	2012	2013	2013	2012
Other expense:
Interest expense	$(12,729)	$(12,598)	$(12,729)	$(12,755)	$(25,251)
Amortization of finance fees and premium (discount) of senior secured notes	2,721	(1,844)	2,721	(2,007)	(3,681)
Refinancing expense	(157)	—	(157)	(235)	—
Other income (expense)	267	2	267	(188)	57
Total other expense	$(9,898)	$(14,440)	$(9,898)	$(15,185)	$(28,875)

Relationship to net revenues:
Interest expense	-16.0%	-15.1%	-16.0%	-15.7%	-14.4%
Amortization of finance fees and premium (discount) of senior secured notes	3.4%	-2.2%	3.4%	-2.5%	-2.1%
Refinancing expense	-0.2%	0.0%	-0.2%	-0.3%	0.0%
Other income (expense)	0.3%	0.0%	0.3%	-0.2%	0.0%
Total other expense	-12.5%	-17.3%	-12.5%	-18.7%	-16.5%

Provision for Income Taxes

The provision for income taxes reflects our current and deferred provisions, which are considered income taxes under Income Taxes topic of the FASB ASC. The following table illustrates the components of the provision for income taxes and its relationship to net revenues for the successor three months ended June 30, 2013, predecessor three months ended June 30, 2013, successor three months ended June 30, 2013, predecessor three months ended March 31, 2013, and predecessor six months ended June 30, 2013 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended March 31,	Six Months Ended June 30,
	2013	2012	2013	2013	2012
Provision for income taxes:
Tax expense - current	$(74)	$(73)	$(74)	$(64)	$(146)
Tax expense - deferred	(1,499)	(1,682)	(1,499)	(1,682)	(3,364)
Provision for income taxes	$(1,573)	$(1,755)	$(1,573)	$(1,746)	$(3,510)

Relationship to net revenues:
Tax expense - current	-0.1%	-0.1%	-0.1%	-0.1%	-0.1%
Tax expense - deferred	-1.9%	-2.0%	-1.9%	-2.1%	-1.9%
Provision for income taxes	-2.0%	-2.1%	-2.0%	-2.2%	-2.0%

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Overview. The consolidated financial statements of the Company for the three months ended June 30, 2013 are not comparable to the consolidated financial statements of the predecessor three months ended June 30, 2012 due to the effects of push-down accounting.

Net revenues. Net revenues for the three months ended June 30, 2013 and the three months ended June 30, 2012 were approximately $79.7 million and $83.5 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, sporting and entertainment events simultaneously taking place within the downtown area of the city of Detroit, short-term disruptions related to casino renovations, and our ability to attract customers within the “Detroit Commercial Market”, made up of the only three commercial casinos in the state of Michigan, and consisting of Greektown Casino, MGM Grand Detroit (“MGM Detroit”), and MotorCity Casino (“MotorCity”). Overall, the Detroit Commercial Market decreased approximately 3.6% for the three months ended June 30, 2013 compared to the same period a year ago. Casino revenue represented 88.5% and 89.5% of gross revenues for the three months ended June 30, 2013 and June 30, 2012, respectively. Promotional allowances as a percentage of gross revenue were 17.3% and 15.0% for the three months ended June 30, 2013 and June 30, 2012, respectively, with the increase resulting from enhanced promotional offers to our patrons in light of the competitive environment in the Detroit Commercial Market.

Direct operating expenses. Direct operating expenses decreased by $3.5 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As a percentage of net revenues, direct operating expenses decreased to 63.6% in the second quarter of 2013 from 63.8% in the second quarter of 2012. The following is a discussion of the principal drivers of trends in direct operating expenses:

•
Casino expenses. Casino-related expenses decreased $1.2 million during the three months ended June 30, 2013 compared to the prior year period. The decrease in this category was primarily driven by a decrease in payroll expense of $1.2 million, resulting from the Company’s ongoing efficiency efforts.

•	Gaming taxes. Gaming taxes decreased $0.5 million during the three months ended June 30, 2013 compared to the prior year period as a result of the decrease in gross gaming revenue.

•
Food and beverage expenses. Food and beverage expenses increased $0.3 million during the three months ended June 30, 2013 compared to the prior year period, primarily as a result of an increase in cost of goods sold related to the two dining venues operating in the current period that had been closed in the prior year period for remodeling.

•
Hotel expenses. Hotel expenses increased $0.1 million during the three months ended June 30, 2013 compared to the prior year period, primarily as a result of an increase in payroll to accommodate the increased occupancy rates experienced in the current period.

•
Depreciation and amortization expense. Depreciation and amortization expenses decreased by $2.2 million, or 2.6% as a percentage of net revenues, during the three months ended June 30, 2013 compared to the prior year period. This decrease was the result of the revaluation of fixed and intangible assets due to the Athens Transaction in April 2013.  Refer to Note 3 for further information regarding the Athens Transaction.

Indirect operating expenses. Indirect operating expenses increased by approximately $2.0 million, or 2.4% as a percentage of net revenues, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The following is a discussion of the principal drivers of trends in indirect operating expenses:

•
Marketing, advertising and entertainment. Marketing, advertising and entertainment expenses decreased $0.2 million during the three months ended June 30, 2013 compared to the prior year period. This decrease was primarily driven by the decrease in various advertising media, production and art work, and public relations expenses.

•
Facilities. Facilities expenses increased $0.3 million during the three months ended June 30, 2013 compared to the prior year period. This increase was primarily driven by an increase in repairs and maintenance of $0.1 million and contract services of $0.1 million.

•
General and administrative. General and administrative expenses increased by approximately $1.0 million, or 1.2% as a percentage of net revenues, during the three months ended June 30, 2013 compared to the prior year period. The increase is related to the increase in legal and other professional service expenses of $1.0 million.

•
Ownership transition expenses. The Company incurred $0.9 million of expenses related to professional fees and the vesting of restricted share units as a result of the acquisition by Athens during the three months ended June 30, 2013.

•	Other. Other indirect operating expenses remained consistent during the three months ended June 30, 2013 compared to the prior period.

Other expense. Other expense decreased by approximately $4.5 million, or 5.4% as a percentage of net revenues, during the three months ended June 30, 2013 compared to the prior year period. The following is a discussion of the primary drivers of the trends in other expense.

•	Interest expense. Interest expense remained consistent during the three months ended June 30, 2013 compared to the prior period.

•
Amortization of finance fees and accretion of premium/discount on senior notes. Amortization of finance fees and accretion of premium/discount on the Senior Secured Notes resulted in $2.7 million of income during the three months ended June 30, 2013 compared to $1.8 million of expense for the prior year period. This change is related to the revaluation of the Senior Secured Notes in April 2013 due to the Athens Transaction. The Senior Secured notes were revalued higher than the face of the Senior Secured Notes, resulting in a premium. Refer to Note 3 for further information regarding the Athens Transaction.

●
Refinancing expense. The Company incurred $0.2 million related to the refinancing effort announced in December 2012. These costs were expensed in the three months ended June 30, 2013 due to the expiration of lender pricing commitments in March 2013.

•	Other income. Other income remained consistent during the three months ended June 30, 2013 compared to the prior period.

Provision for income taxes. The provision for income taxes remained consistent during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Overview . The consolidated financial statements of the Company for the three months ended June 30, 2013, are not comparable to the consolidated financial statements of the predecessor three months ended March 31, 2013 and six months ended June 30, 2012, due to the effects of the purchase price accounting.

Net revenues. Net revenues for the successor three months ended June 30, 2013, predecessor three months ended March 31, 2013 and predecessor six months ended June 30, 2012 were approximately $79.7 million, $81.1 million and $175.4 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, sporting and entertainment events simultaneously taking place within the downtown area of the city of Detroit, short-term disruptions related to casino renovations, and our ability to attract customers within the “Detroit Commercial Market”, made up of the only three commercial casinos in the state of Michigan, and consist of Greektown Casino, MGM Grand Detroit (“MGM Detroit”), and MotorCity Casino (“MotorCity”). The opening of new commercial casinos in Ohio negatively impacted the Metro Commercial Market in the first half of 2013 compared to the first half of 2012. Overall, the Detroit Commercial Market decreased approximately 5.3% for the six months ended June 30, 2013 compared to the same period a year ago. Casino revenue represented 88.5%, 89.1% and 89.7% of gross revenues for the successor three months ended June 30, 2013, the predecessor three months ended March 31, 2013 and the predecessor six months ended June 30, 2012, respectively. Promotional allowances as a percentage of gross revenue were 17.3%, 15.6% and 14.1% for the successor three months ended June 30, 2013, the predecessor three months ended March 31, 2013 and the predecessor six months ended June 30, 2012, respectively, with the increase resulting from enhanced promotional offers to our patrons in light of the competitive environment in the Detroit Commercial Market.

Direct operating expenses. Direct operating expenses as a percentage of net revenues were 63.6%, 65.1% and 63.8% for the successor three months ended June 30, 2013, the predecessor three months ended March 31, 2013 and the predecessor six months ended June 30, 2012, respectively.  The following is a discussion of the principal drivers of trends in direct operating expenses:

•
Casino expenses. Casino-related expenses as a percentage of net revenues were 23.9%, 24.2% and 23.6% for successor three months ended June 30, 2013, predecessor three months ended March 31, 2013 and predecessor six months ended June 30, 2012, respectively.  While actual casino expenses decreased during the successor three months ended June 30, 2013 and predecessor three months ended March 31, 2013, they increased as a percentage of net revenues due to lower net revenues during these periods.

•
Gaming taxes. Gaming taxes as a percentage of net revenues were 23.9%, 22.9% and 22.5% for the successor three months ended June 30, 2013, predecessor three months ended March 31, 2013 and predecessor six months ended June 30, 2012, respectively.  Gaming taxes increased as a percentage of net revenues during the successor three months ended June 30, 2013 and predecessor three months ended March 31, 2013 as a result of lower net revenues.

•
Food and beverage expenses. Food and beverage expenses as a percentage of net revenues were 5.3% for the successor three months ended June 30, 2013 and predecessor three months ended March 31, 2013 and 5.0% for the predecessor six months ended June 30, 2012.  The increase in food and beverage expenses as a percentage of revenues was due to lower net revenues.

•
Hotel expenses. Hotel expenses as a percentage of net revenues increased to 3.3% for the successor three months ended June 30, 2013 and predecessor three months ended March 31, 2013 from 2.9% for the predecessor six months ended June 30, 2012.  While the actual hotel costs remained consistent, they increased as a percentage of net revenues due to lower net revenues in the successor three months ended June 30, 2013 and predecessor three months ended March 31, 2013.

•
Depreciation and amortization expense. Depreciation and amortization expenses as a percentage of net revenues were 8.0%, 9.4% and 9.8% for the successor three months ended June 30, 2013, the predecessor three months ended March 31, 2013 and predecessor six months ended June 30, 2012, respectively.  The decreased was the result of the revaluation of fixed and intangible assets due to the Athens Transaction in April 2013.  Refer to Note 3 for further information regarding the Athens Transaction.

Indirect operating expenses. Indirect operating expenses as a percentage of net revenues were 27.8%, 27.5% and 22.1% for the successor three months ended June 30, 2013, the predecessor three months ended March 31, 2013 and predecessor six months ended June 30, 2012, respectively.  The following is a discussion of the principal drivers of trends in indirect operating expenses:

•
Marketing, advertising and entertainment. Marketing, advertising, and entertainment expenses as a percentage of net revenues were 2.8%, 2.5% and 2.2% for the successor three months ended June 30, 2013, the predecessor three months ended March 31, 2013 and predecessor six months ended June 30, 2012, respectively.  This increase was primarily driven by the increase in various advertising media, production and art work, and public relations expenses to promote our new dining venues and new valet parking garage, as well as lower net revenues in the successor three months ended June 30, 2013 and predecessor three months ended March 31, 2013.

•
Facilities. Facilities expenses as a percentage of net revenues were 6.5%, 6.6% and 5.8% for the successor three months ended June 30, 2013, the predecessor three months ended March 31, 2013 and predecessor six months ended June 30, 2012, respectively.  This increase was primarily driven by higher repairs and maintenance costs, utilities costs and lower net revenues, offset slightly by lower payroll costs.

•
General and administrative. General and administrative expenses were 16.4%, 14.8% and 13.9% for the successor three months ended June 30, 2013, the predecessor three months ended March 31, 2013 and predecessor six months ended June 30, 2012, respectively.  The increase is primarily a result of increased payroll, donations, management incentive and other professional services costs, offset by lower property tax expenses.

•
Ownership transition expenses. The Company incurred $0.9 million and $3.0 million of additional legal costs and professional fees related to the counsel and advisors that assisted the Special Committee of the Board of Directors in the assessment of Athens’ position and other strategic alternatives, as well as costs associated with the accelerated stock compensation vesting during the successor three months ended June 30, 2013 and predecessor three months ended March 31, 2013, respectively.

•	Other. Other indirect operating expenses remained consistent during the six months ended June 30, 2013 compared to the prior period.

Other expense. Other expense as a percentage of net revenues were 12.5%, 18.7% and 16.5% for the successor three months ended June 30, 2013, the predecessor three months ended March 31, 2013 and predecessor six months ended June 30, 2012, respectively.  The following is a discussion of the primary drivers of the trends in other expense.

•
Interest expense. Interest expense as a percentage of net revenues were 16.0%, 15.7% and 14.4% for the successor three months ended June 30, 2013, the predecessor three months ended March 31, 2013 and predecessor six months ended June 30, 2012, respectively.  The increase was due to additional indebtedness of $15 million related to our valet garage as of December 2012, as well as, lower net revenues.

•
Amortization of finance fees and accretion of premium/discount on senior notes. Amortization of finance fees and accretion of premium/discount on the Senior Secured Notes as a percentage of net revenues were 3.4%, -2.5% and -2.1% for the successor three months ended June 30, 2013, the predecessor three months ended March 31, 2013 and predecessor six months ended June 30, 2012, respectively.  This change is related to the revaluation of the Senior Secured Notes in April 2013 due to the Athens Transaction. The Senior Secured notes were revalued higher than the face of the Senior Secured Notes, resulting in a premium. Refer to Note 3 for further information regarding the Athens Transaction.

●
Refinancing expense. The Company incurred $0.2 million during the successor three months ended June 30, 2013 and predecessor three months ended March 31, 2013 related to the refinancing effort announced in December 2012. These costs were expensed in the successor three months ended June 30, 2013 and predecessor three months ended March 31, 2013 due to the expiration of lender pricing commitments in March 2013.

•	Other income. Other income remained consistent during the six months ended June 30, 2013 compared to the prior year period.

Provision for income taxes. The provision for income taxes remained consistent during the successor three months ended June 30, 2013, the predecessor three months ended March 31, 2013 and the predecessor six months ended June 30, 2012.

Liquidity and Capital Resources

Overview

Our cash requirements are for working capital, obligations under a development agreement with the city of Detroit (the “Development Agreement”), gaming taxes, debt service, and the improvement of our facilities. Cash and cash equivalents were $51.0 million as of June 30, 2013.

The Company had $29.1 million of available borrowings under the revolving credit facility with Comerica Bank (the “Revolving Loan”) ($44.3 million of commitment less $14.3 million in borrowings in relation to the construction of the valet parking garage less outstanding letters of credit of approximately $0.9 million). During the three months ended March 31, 2013, the Company made interest payments of $25.1 million in relation to the 13% Senior Secured Notes using cash generated from operating activities. Subsequent to the three months ended June 30, 2013, on July 1, 2013, the Company paid semi-annual interest payments of $25.1 million on its Senior Secured Notes using cash generated from operating activities.

As of June 30, 2013 the face amount of the outstanding debt was $399.3 million, including $14.3 million of borrowings under the revolving credit facility related to the valet parking garage. During the three months ended June 30, 2013 and 2012 interest expense was $12.9 million and $12.6 million, respectively, and during the six months ended June 30, 2013 and 2012 interest expense was $25.7 million and $25.3 million, respectively.

Cash Flows

Our cash flows for the three months ended March 31, and June 30, 2013 and six months ended June 30, 2012 consisted of the following (in thousands).

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended March 31,	Six months Ended June 30,
Cash flows:	2013	2013	2012

Net cash provided by (used in) operating activities	$14,228	$(3,506)	$22,287
Net cash used in investing activities	(904)	(7,529)	(14,496)
Net cash used in financing activities	(750)	—	(108)

Net increase (decrease) in cash and equivalents	$12,574	$(11,035)	$7,683

Net cash provided by operating activities. Net cash provided by operating activities increased for the three months ended June 30, 2013 as compared to the three months ended March 31, 2013, primarily due to operating performance, offset by decreases in accrued expenses and other liabilities. Net cash provided by operating activities decreased for the three months ended June 30, 2013 as compared to the six months ended June 30, 2013, primarily due to the amortization of finance fees and premium/discount of the Senior Secured Notes resulting from the revaluation of the Senior Secured Notes at the Acquisition Date.

Net cash used in investing activities. Net cash used in investing activities decreased for the three months ended June 30, 2013 as compared to the three months ended March 31, 2013 and six months ended June 30, 2013 due to a decrease in capital expenditures.

Net cash used in financing activities. Net cash used in financing activities decreased for the three months ended June 30, 2013 as compared to the three months ended March 31, 2013 and six months ended June 30, 2013 primarily due to the $0.8 million payment of the Revolving Loan in April 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013.

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

The Company paid approximately $18.2 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively, on July 1, 2013.

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

As a result of the change of control, the Company commenced a change of control offer (the “Offer”) on April 22, 2013 to purchase any and all of its outstanding Senior Secured Notes under the Indenture. None of the Senior Secured Notes were validly tendered prior to the deadline on June 18, 2013.

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

Revolving Credit Agreement

On the Effective Date, the Company entered into a credit agreement with Comerica Bank for the Revolving Loan facility. On July 6, 2011, July 8, 2011, May 24, 2012, March 18, 2013, and June 13, 2013, the Company and Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the "Credit Agreement").

General: The Credit Agreement provides for the Revolving Loan, which expires on December 30, 2014. The maximum expiration of individual letters of credit is twelve months after the issuance thereof or, if earlier, the maturity of the Revolving Loan. On May 24, 2012, the Company and Comerica Bank executed a Third Amendment to the Credit Agreement. The Third Amendment, which was approved by the MGCB, increased the aggregate principal amount available under the facility by $15.0 million to $45.0 million (including $5.0 million for the issuance of standby letters of credit).  Any borrowings under the additional $15.0 million commitment were required to fund expenditures relating to the new valet parking garage, and are to be repaid in quarterly installments equal to 1/20th of the amount advanced, commencing April 2013. The amendment also, among other things, excludes capital expenditures relating to the valet parking garage from the Fixed Charge Coverage Ratio calculation, discussed below, not to exceed $25.7 million.

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

As of June 30, 2013, the Company had $29.1 million of borrowing availability under the Credit Agreement ($44.3 million of commitment less $14.3 million in borrowings in relation to the construction of the valet parking garage less outstanding letters of credit of approximately $0.9 million).

As of June 30, 2013, the Company was in compliance with its covenants under the Indenture and the Credit Agreement.

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

The fixed charge coverage ratio is measured on a trailing four quarter basis. We are required to comply with this covenant for so long as any indebtedness is outstanding under our Revolving Loan facility and the Senior Secured Notes. Although we were in compliance with this covenant as of December 31, 2012, the Company was not able to maintain the required minimum ratio of EBITDA to fixed charges for the twelve month measurement periods ended March 31, 2013 and June 30, 2013. At the April 9, 2013 and June 11, 2013 meetings of the MGCB, the MGCB approved the Company’s request for suspension of the covenant for the measurement periods ending March 31, 2013 and June 30, 2013, respectively. The MGCB order also contains a limitation on certain restricted payments.

If we fail to comply with these requirements and we are not able to obtain a waiver from the MGCB, we could be subject to additional restrictions on our ability to operate our casino business, fines and suspension or revocation of our gaming license. The revocation of our gaming license or its suspension for more than a short time could result in an event of default under the credit agreement governing the Revolving Loan facility and an event of default under the indenture governing the Senior Secured Notes and could materially adversely affect or eliminate our ability to generate revenue from our casino operations. Even though we obtained a suspension of the covenant for the measurement periods ending March 31, 2013 and June 30, 2013, the MGCB may impose additional covenants or other restrictions on our ability to incur indebtedness, which could materially adversely affect our business.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 14, 2013