Form 10-Q
period 2013-09-30
Greektown Superholdings, Inc.
filed 2013-11-08
CIK 1487685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of November 8, 2013, there were 168,770 shares of Series A-1 Common Stock, $0.01 par value, and no shares of Series A-2 Common Stock, $0.01 par value, outstanding.

Part I – FINANCIAL INFORMATION

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands, except share and per share data)

	Successor	Predecessor
	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,975	$49,442
Accounts receivable – gaming, net	686	710
Accounts receivable – other, net	1,321	1,397
Inventories	448	458
Prepaid expenses	5,474	3,902
Prepaid Michigan Gaming Control Board annual fee	1,160	9,104
Prepaid municipal service fees	226	3,411
Deposits	881	1,632
Total current assets	45,171	70,056

Property, building, and equipment, net	339,583	342,417

Other assets:
Financing fees - net of accumulated amortization	—	8,235
Deposits and other assets	30	30
Casino development rights	185,700	117,800
Trade names - net of accumulated amortization	13,230	26,300
Rated player relationships - net of accumulated amortization	16,470	34,500
Goodwill	117,107	110,252

Total assets	$717,291	$709,590

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Balance Sheets
(In Thousands, except share and per share data)

	Successor	Predecessor
	September 30,	December 31,
	2013	2012
	(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	8,071	17,503
Accrued interest	12,672	25,125
Accrued expenses and other liabilities	10,303	9,858
Current portion of revolving credit facility	3,000	3,000
Total current liabilities	34,046	55,486

Long-term liabilities:
Other accrued income taxes	9,386	9,165
Leasehold liability	1,940	—
Revolving credit facility, less current portion	10,500	12,000
Senior secured notes - net	406,444	371,843
Obligation under capital lease	4,725	2,472
Deferred income taxes	39,692	16,821
Total long-term liabilities	472,687	412,301

Total liabilities	506,733	467,787

Shareholders’ equity:
Series A-1 preferred stock at $0.01 par value;1,688,268 shares authorized, 1,463,535 shares issued and outstanding at September 30, 2013 and December 31, 2012	131,718	185,396
Series A-2 preferred stock at $0.01 par value; 645,065 shares authorized, 162,255 shares issued and outstanding at September 30, 2013 and December 31, 2012	14,603	20,551
Series A-1 preferred warrants at $0.01 par value; 202,511 shares issued and outstanding at September 30, 2013 and December 31, 2012	18,226	25,651
Series A-2 preferred warrants at $0.01 par value; 460,587 shares issued and outstanding at September 30, 2013 and December 31, 2012	41,453	58,342
Series A-1 common stock at $0.01 par value; 4,354,935 shares authorized, 168,770 and 152,054 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1	1
Series A-2 common stock at $0.01 par value; 645,065 shares authorized, no shares issued	—	—
Additional paid-in capital	10,275	14,429
Accumulated deficit	(9,163)	(62,567)
Total Greektown Superholdings, Inc. shareholders’ equity	207,113	241,803
Noncontrolling interest	3,445	—
Total shareholders’ equity	210,558	241,803
Total liabilities and shareholders’ equity	$717,291	$709,590

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Operations (unaudited)
(In Thousands, except share and per share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2013	2012	2013	2013	2012
Revenues
Casino	$77,209	$83,612	$162,452	$85,613	$266,841
Food and beverage	5,569	5,232	11,763	5,939	17,497
Hotel	3,275	3,257	6,686	3,070	9,317
Other	1,660	1,350	3,184	1,491	4,048
Gross revenues	87,713	93,451	184,085	96,113	297,703
Less promotional allowances	14,236	13,999	30,906	15,035	42,883
Net revenues	73,477	79,452	153,179	81,078	254,820

Operating expenses
Casino	18,546	19,228	37,573	19,649	60,658
Gaming taxes	16,683	18,071	35,071	18,552	57,515
Food and beverage	4,113	3,377	8,374	4,287	12,142
Hotel	2,689	2,555	5,321	2,685	7,665
Marketing, advertising, and entertainment	2,294	1,746	4,556	2,014	5,540
Facilities	5,186	4,982	10,344	5,389	15,089
Depreciation and amortization	6,142	7,443	12,500	7,595	24,623
General and administrative expenses	11,297	12,122	24,357	12,036	36,512
Ownership transition expenses	777	—	1,673	2,964	—
Other	168	112	311	131	275
Operating expenses	67,895	69,636	140,080	75,302	220,019
Income from operations	5,582	9,816	13,099	5,776	34,801

Other income/(expenses)
Interest expense, net	(12,727)	(12,657)	(25,456)	(12,755)	(37,908)
Amortization of finance fees and accretion of premium (discount) on senior notes	2,786	(1,929)	5,506	(2,007)	(5,610)
Refinancing expense	—	—	(157)	(235)	—
Other (expense) income	(112)	(209)	155	(188)	(298)
Total other expense, net	(10,053)	(14,795)	(19,952)	(15,185)	(43,816)

Loss before provisions for income taxes	(4,471)	(4,979)	(6,853)	(9,409)	(9,015)

Income tax expense – current	(74)	(74)	(148)	(64)	(220)
Income tax expense – deferred	(1,499)	(1,682)	(2,998)	(1,682)	(5,046)
Net loss	$(6,044)	$(6,735)	$(9,999)	$(11,155)	$(14,281)

Net loss attributable to noncontrolling interest	(145)	—	(835)	—	—

Net loss attributable to Greektown Superholdings, Inc.	$(5,899)	$(6,735)	$(9,164)	$(11,155)	$(14,281)

Loss per share attributable to Greektown Superholdings, Inc.:
Basic	$(60.38)	$(72.68)	$(105.16)	$(100.10)	$(183.78)
Diluted	$(60.38)	$(72.68)	$(105.16)	$(100.10)	$(183.78)

Weighted average common shares outstanding	168,770	151,716	168,770	154,312	147,763
Weighted average common and common equivalent shares outstanding	168,770	151,716	168,770	154,312	147,763

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In Thousands)

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2013	2013	2012
Operating activities
Net loss	$(9,999)	$(11,155)	$(14,281)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,500	7,595	24,623
Amortization of finance fees and accretion of (premium) discount on senior notes	(5,506)	2,007	5,610
Deferred income taxes	2,998	1,682	5,046
Stock based compensation	871	198	589
Changes in current assets and liabilities:
Accounts receivable - gaming	(66)	90	(56)
Accounts receivable - other	341	(265)	(618)
Inventories	(11)	21	60
Prepaid expenses	8,092	1,465	9,548
Deposits	751	—	(1)
Accounts payable	(6,629)	(2,803)	2,732
Accrued interest	(6)	(12,447)	(12,466)
Accrued expenses and other liabilities	(4,167)	10,106	(4,585)
Net cash (used in) provided by operating activities	(831)	(3,506)	16,201

Investing activities
Capital expenditures	(1,101)	(7,529)	(22,347)
Net cash used in investing activities	(1,101)	(7,529)	(22,347)

Financing activities
Payments on revolving credit facility	(1,500)	—	—
Financing fees paid	—	—	(108)
Net cash used in financing activities	(1,500)	—	(108)

Net decrease in cash and cash equivalents	(3,432)	(11,035)	(6,254)
Cash and cash equivalents at beginning of period	38,407	49,442	50,754
Cash and cash equivalents at end of period	$34,975	$38,407	$44,500

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$25,354	$25,126	$50,268
Cash paid during the period for income taxes	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Superholdings, Inc.
Consolidated Statement of Shareholders’ Equity
(In Thousands)

	Common Stock A-1	Common Stock A-2	Preferred Stock A-1	Preferred Stock A-2	Preferred Warrants A-1	Preferred Warrants A-2	Additional Paid-in Capital	Accumulated Deficit	Total Greektown Superholdings, Inc. Equity	Noncontrolling Interest	Total Shareholders’ Equity
Predecessor; Balance at January 1, 2013	$1	$—	$185,396	$20,551	$25,651	$58,342	$14,429	$(62,567)			$241,803
Net loss	—	—	—	—	—	—	—	(11,155)			(11,155)
Stock based compensation	—	—	—	—	—	—	198	—			198
Predecessor; Balance at March 31, 2013	$1	$—	$185,396	$20,551	$25,651	$58,342	$14,627	$(73,722)			$230,846

Impact of Athens Transaction	1	—	101,019	3,652	18,226	16,799	8,197	—	147,894	71,791	219,685
Acquisition of noncontrolling interest	—	—	30,699	10,951	—	24,654	1,207	—	67,511	(67,511)	—
Net loss	—	—	—	—	—	—	—	(3,264)	(3,264)	(690)	(3,954)
Stock based compensation	—	—	—	—	—	—	871	—	871	—	871
Successor; Balance at June 30, 2013	$1	$—	$131,718	$14,603	$18,226	$41,453	$10,275	$(3,264)	$213,012	$3,590	$216,602
Net loss	—	—	—	—	—	—	—	(5,899)	(5,899)	(145)	(6,044)
Successor; Balance at September 30, 2013	$1	$—	$131,718	14,603	$18,226	$41,453	$10,275	$(9,163)	$207,113	$3,445	$210,558

The accompanying notes are an integral part of the consolidated financial statements.

Note 1.  Organization, Background and Bankruptcy Considerations

Organization

Greektown Holdings, L.L.C. (“Greektown Holdings”) was formed in September 2005 as a limited liability company. Greektown Holdings owns Greektown Casino L.L.C. (“Greektown LLC”), which is engaged in the operation of a hotel and casino gaming facility known as Greektown Casino-Hotel (“Greektown Casino”) located in the downtown of the city of Detroit that opened November 10, 2000 under a license granted by the Michigan Gaming Control Board (“MGCB”) and a development agreement with the city of Detroit (the “Development Agreement”). Greektown Superholdings, Inc. (“Greektown Superholdings,” and together with its wholly-owned subsidiaries “we,” “our,” “us,” or the “Company,” unless otherwise required) was incorporated under the law of the state of Delaware on March 17, 2010. As of June 30, 2010, each of Greektown Superholdings and its wholly-owned subsidiary, Greektown Newco Sub, Inc. (the “Greektown Sub”), hold 50% of the outstanding membership interests of Greektown Holdings. Greektown Superholdings is a holding company that has no other operating assets. Through its direct and indirect ownership of Greektown Holdings, Greektown Superholdings owns and operates Greektown Casino.

In April 2013, Athens Acquisition LLC (“Athens”), a company owned by Daniel Gilbert, acquired from shareholders of the Company securities representing an aggregate of 76.8% of the voting power of all securities of the Company.

In June 2013, Athens acquired from two additional shareholders of the Company securities representing an aggregate of 20.8% of the voting power of all securities of the Company, increasing Athens’ total voting power to 97.6%.

Note 2.  Summary of Significant Accounting Policies

Presentation and Basis of Accounting

Due to the significance of the ownership interest acquired by Athens (the “Athens Transaction”) in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 Business Combinations, we applied push-down accounting to the Company as an acquired business. We revalued the assets and liabilities based on their fair values at the date Athens acquired a controlling interest in the Company, effective April 1, 2013 (“Acquisition Date”), in accordance with business combination accounting standards (push-down accounting). Accordingly, a new basis of accounting had been established and, for accounting purposes, the old entity (the “Predecessor”) has been terminated and a new entity (the “Successor”) had been created. This distinction is made throughout this Quarterly report on Form 10-Q through the inclusion of a vertical black line between the Predecessor and the Successor. See Note 3 for further information on the Athens Transaction.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, building, and equipment, intangible assets, asset impairments, accrued income taxes, valuation allowance for receivables, certain other accrued liabilities and fair value adjustments recorded in connection with purchase price accounting. Actual results could differ from those estimates.

Casino Revenues

Greektown Casino recognizes casino revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Revenues from food and beverage and hotel operations are recognized at the time of sale or upon provision of service.

Note 2.  Summary of Significant Accounting Policies (continued)

Promotional Allowances

The retail value of food, beverage, and other complimentary items furnished to customers without charge is included in revenues and then deducted as promotional allowances. Such promotional allowances are as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2013	2012	2013	2013	2012

Food and beverage	$2,879	$2,341	$5,984	$3,098	$7,431
Hotel	664	646	1,260	621	2,179
	$3,543	$2,987	$7,244	$3,719	$9,610

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents.

Goodwill and Intangible Assets

Goodwill represents the excess of acquisition value over fair value of assets acquired and liabilities assumed by Athens as of the Acquisition Date. The acquisition value and fair value of assets acquired and liabilities assumed by Athens were determined by valuation professionals who used income and cost based methods, as appropriate. See Note 3 for further information on the valuation of the acquisition, assets acquired and liabilities assumed by Athens. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter and in certain situations between those annual dates, if interim indicators of impairment arise. Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, by comparing the estimated fair value of the indefinite-lived intangible asset to the carrying value using a discounted cash flow approach. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations and tests for impairment when indicators arise. No impairment indicators arose during the periods ended September 30, 2013 which would give cause for an interim test to be performed on goodwill or intangible assets.

Inherent in the calculation of the fair value of goodwill and indefinite-lived intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective, and actual results could differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record impairment charges in future accounting periods. The Company’s estimates of cash flows are based on the current regulatory, political, and economic climates, recent operating information, and the property’s forecasts. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to the Company’s property.

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and revolving credit facility approximate the recorded amounts at September 30, 2013. The fair value of the Senior Secured Notes (as defined in Note 5) approximates $410.0 million at September 30, 2013, as determined by the Company, using available market information. Inputs used to calculate the fair value of the Senior Secured Notes have been derived principally from observable market data and therefore, the Company classifies the estimated fair value of the Senior Secured Notes as a level 2 measurement. In addition, the fair values of the capital lease obligation and Revolving Loan (as defined in Note 5) approximate their carrying values, as determined by the Company, using available market information (See Note 10).

Note 2.  Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

Stock-based compensation awards are determined based on the grant date fair value of the award and are expensed ratably over the service period of the award. Stock-based compensation expense recognized under all share-based arrangements for the three months ended September 30, 2012 was $0.3 million. Stock-based compensation expense recognized under all share-based arrangements for the Successor six months ended September 30, 2013, the Predecessor three months ended March 31, 2013, and Predecessor nine months ended September 30, 2012 was $0.9 million, $0.2 million, and $0.6 million, respectively (See Note 8).

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

Income and Other Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company did not record a deferred income tax benefit, as a valuation allowance was recorded at the federal and state level for the entire deferred asset amount. The Company has a full valuation allowance as of September 30, 2013. Due to the uncertainty in the ability to recognize these deferred tax assets, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

The Company recognizes interest and penalties related to the unrecognized tax benefits within the current income tax expense.

The Company’s net deferred tax assets were approximately $31.1 million as of September 30, 2013 and a valuation allowance of approximately $31.1 million was recorded. The Company had a deferred tax liability of approximately $39.7 million as of September 30, 2013 and had previously recorded an estimated income tax contingency of $9.4 million in relation to certain potential taxes that could be assessed in connection with the enactment of the Plan in other accrued income taxes. Included within the income tax contingency are approximately $2.4 million and $2.3 million of accrued penalties and interest at September 30, 2013 and December 31, 2012, respectively. The Company believes it is possible that such uncertainties may be resolved within the next twelve months.

Due to the acquisition of shares representing a majority of the outstanding shares by Athens, a §382 limitation is applied against the net operating loss carryforward of the Company. Although such limit would not reduce the total amount of net operating loss carryforward, it would limit the amount of net operating loss carryfoward which could be utilized to offset taxable income in any given future year.

Note 2.  Summary of Significant Accounting Policies (continued)

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provision of the Property, Plant, and Equipment topic of the FASB ASC, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No events or changes in circumstances indicated that the carrying amount of the assets will not be recoverable based on the Company’s interim assessment for the three months ended September 30, 2013. No impairment was recorded during the nine months ended September 30, 2013 or 2012.

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

Note 3.  Athens Transaction

As discussed in Note 1, in April 2013, Athens acquired from shareholders of the Company 76.8% of the voting power of all securities of the Company. In June 2013, Athens acquired from shareholders of the Company an additional 20.8% of the voting power of all securities of the Company, increasing Athens’ total voting power to 97.6%. Because of the significance of the ownership interest acquired, the Company applied push-down accounting of the acquisition by Athens. The Company revalued its assets and liabilities based on their fair values at the Acquisition Date, in accordance with FASB ASC 805 Business Combinations. As a result, the consolidated financial statements have been prepared to reflect the push-down accounting adjustments arising from these transactions. The preliminary purchase price allocation is based on all information currently available, however, is preliminary in nature as the third party valuations have not been finalized. The preliminary purchase price adjustment and related allocation are shown below (in thousands):

	Predecessor	Successor
	Prior to Athens Transaction	Push-down Adjustments	Subsequent to Athens Transaction

Assets
Current assets	$57,710	$—	$57,710

Property, building, and equipment, net	340,240	7,305	347,545

Other assets:
Financing fees	7,367	(7,367)	—
Deposits and other assets	30	—	30
Casino development rights	117,800	67,900	185,700
Trade names	26,300	(11,600)	14,700
Rated player relationships	31,050	(12,750)	18,300
Goodwill	110,253	6,854	117,107

Total assets	$690,750	$50,342	$741,092

Note 3.  Athens Transaction (continued)

	Predecessor	Successor
	Prior to Athens Transaction	Push-down Adjustments	Subsequent to Athens Transaction

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,700	$—	$14,700
Accrued interest	12,678	—	12,678
Accrued expenses and other liabilities	14,334	—	14,334
Current portion of revolving credit facility	3,000	—	3,000
Total current liabilities	44,712	—	44,712

Long-term liabilities:
Other accrued income taxes	9,239	—	9,239
Leasehold liability	—	1,907	1,907
Revolving credit facility, less current portion	12,000	—	12,000
Senior Secured Notes - net	372,982	38,968	411,950
Obligation under capital lease	2,467	2,439	4,906
Deferred income taxes	18,503	18,190	36,693

Total Liabilities	459,903	61,504	521,407

Shareholders’ equity:
Series A-1 preferred stock 1,688,268 shares authorized, 1,463,535 issued and outstanding at April 1, 2013	185,396	(84,377)	101,019
Series A-2 preferred stock 645,065 shares authorized, 162,255 shares issued and outstanding at April 1, 2013	20,551	(16,899)	3,652
Series A-1 preferred warrants 202,511 shares issued and outstanding at April 1, 2013	25,651	(7,425)	18,226
Series A-2 preferred stock 460,587 shares issued and outstanding at April 1, 2013	58,342	(41,543)	16,799
Series A-1 common stock 4,354,935 shares authorized, 152,054 shares issued and outstanding at April 1, 2013	1	—	1
Series A-2 common stock 645,065 shares authorized, no shares issued at April 1, 2013	—	—	—
Additional paid-in capital	14,627	(6,430)	8,197
Accumulated deficit	(73,721)	73,721	—
Total Greektown Superholdings, Inc. shareholders’ equity	230,847	(82,953)	147,894
Noncontrolling interest	—	71,791	71,791
Total shareholders’ equity	230,847	(11,162)	219,685
Total liabilities and shareholders’ equity	$690,750	$50,342	$741,092

Valuation of Intangible Assets

Intangible assets related to Greektown Casino were revalued, as of the Acquisition Date, by valuation professionals who used income and cost based methods, as appropriate. Refer to Note 4 for further information regarding the valuation of intangible assets.

Note 3.  Athens Transaction (continued)

Valuation of Equity Interests of Athens

The equity interest of Athens was valued at the share purchase price of $90 per share as of the Acquisition Date, therefore the Company classifies the estimated fair value of the equity interest as a level 2 measurement.

Valuation of Noncontrolling Interest

Noncontrolling interest related to the Athens Acquisition was valued at the share purchase price of $90 per share as of the Acquisition Date, therefore the Company classifies the estimated fair value of the noncontrolling interest as a level 2 measurement.

Results of Operations on a Pro Forma Basis

The following unaudited pro forma consolidated financial statement of operations for three months ended September 30, 2012 includes adjustments to reflect the effect of push-down adjustments as if they had occurred on April 1, 2012. This unaudited pro forma consolidated statement of operations is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the push-down adjustments occurred on April 1, 2012 or that may be attained in the future.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)

	Pro Forma
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2013	2012	2013	2012

Net Revenue	$73,477	$79,452	$234,257	$254,820
Net (Loss) Income	(6,044)	(536)	(2,225)	6,151

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

Intangible assets related to Greektown Casino were valued by valuation professionals who used income and cost based methods, as appropriate. The Greektown trade name was valued based on the relief from royalty method, which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee and a discount rate. The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates from similar assets to reach a 1% royalty rate. The discount applied was 12.0%, based on the weighted average cost of capital of the property benefiting from the trade name. Due to the significance of the projected revenue input, the Company classifies the estimated fair value of the trade name as a level 3 measurement.

The Greektown rated player relationships were valued based on the avoided cost and lost profits method, which estimates the hypothetical loss of profits if the Company no longer had the rated player relationships and also the hypothetical cost to acquire rated player relationships. The discount rate applied was the 12.0%, based on weighted average cost of capital of the property benefiting from the rated player relationships. Due to the significance of the hypothetical loss of profits and acquisition costs as inputs, the Company classifies the estimated fair value of the rated player relationships as a level 3 measurement.

Note 4.  Goodwill and Other Identifiable Intangible Assets (continued)

The Greektown casino development rights were valued based on the greenfield method, which is a function of the cost to build a new casino operation taking into consideration the build out period, and projected cash flows attributable to the casino once operational and adjusted to present value using a market participant discount rate of 13.0%. Due to the significance of the projected cash flows input, the Company classifies the estimated fair value of the casino development rights as a level 3 measurement.

Other identifiable intangible assets as of September 30, 2013 consist of the following (in thousands):

Other identifiable intangible assets	Gross Amount	Accumulated Amortization	Net Intangible Asset	Assumed Useful Life
Trade names	$14,700	$1,470	$13,230	5 years
Rated player relationships	18,300	1,830	16,470	5 years
Casino development rights	185,700	—	185,700	Indefinite
Total other identifiable intangible assets	$218,700	$3,300	$215,400

Amortization expenses relate to the trade names and rated player relationships intangible assets for the three months ended September 30, 2013 and 2012 totaled approximately $1.7 million and $3.5 million, respectively. Annual amortization expense for the year ended December 31, 2013 is estimated to be $4.9 million, approximately $6.6 million for each of the years ended December 31, 2014, 2015, 2016, and 2017, and approximately $1.7 million for the year ended December 31, 2018.

Note 5.  Debt

Exit Facility

Purchase Agreement; Indenture; Senior Secured Notes

On June 25, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”), by and between the Company and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase $280.2 million principal amount of its Series A 13% Senior Secured Notes due 2015 (the “Series A Notes”) and $104.8 million principal amount of its Series B 13% Senior Secured Notes due 2015 (the “Series B Notes” and, together with the Series A Notes, the “Senior Secured Notes”), which are guaranteed (the “Guarantees”) by substantially all of the Company’s domestic subsidiaries (the “Guarantors”), which subsidiaries executed a joinder to the Purchase Agreement on June 30, 2010.

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

Note 5.  Debt (continued)

Optional Redemption: The Company may redeem some or all of the Senior Secured Notes at any time at the redemption prices specified in the Indenture plus accrued and unpaid interest and special interest, if any, to applicable redemption date.

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

As a result of the change of control, the Company commenced a change of control offer on April 22, 2013 to purchase any and all of its outstanding Senior Secured Notes under the Indenture. None of the Senior Secured Notes were validly tendered prior to the deadline on June 18, 2013.

Covenants: The Indenture contains certain covenants limiting the ability of Greektown Superholdings and/or its direct and indirect subsidiaries to, among other things, (i) engage in businesses other than the operation of Greektown Casino, (ii) incur or guarantee additional indebtedness, except as permitted by the Indenture, (iii) create liens, (iv) make certain investments, (v) pay dividends on or make payments in respect of capital stock, (vi) consolidate or merge with other companies, (vii) sell certain assets, (viii) enter into transactions with affiliates, (ix) agree to negative pledge causes and (x) enter into sales and leasebacks. Failure to comply with these covenants could result in a default under the Indenture unless Greektown Superholdings obtains a waiver of, or otherwise mitigates, the default.

Events of Default: The Indenture for Senior Secured Notes contains events of default, including (i) failure to pay principal, interest, fees or other accounts when due, (ii) breach of any covenants which are not cured within a stated cure period, (iii) default under certain other indebtedness, (iv) becoming subject to certain judgments, (v) failure to keep liens or security interests valid, (vi) certain events of bankruptcy or insolvency, (vii) impairment of any collateral to the loans, (viii) ceasing to own the casino complex, or (ix) loss of gaming or certain other licenses or the legal authority to conduct gaming activities. A default could result in an acceleration of the amounts outstanding under the Senior Secured Notes.

We are exploring alternatives to our current capital structure to provide greater flexibility and reduce our annual cash interest expense. In connection with any such refinancing, we may redeem the Senior Secured Notes in accordance with the terms set forth in the Indenture at the price specified in the Indenture (106.5% through December 31, 2013; 103.5% from January 1, 2014 through December 31, 2014; and par thereafter). There is no assurance when or whether any such refinancing will be consummated as it will be dependent upon, among other factors, general economic and market conditions. Further, we may, in our sole discretion, from time to time, purchase any outstanding Senior Secured Notes through open market or privately negotiated transactions, one or more additional tender or exchange offers to otherwise which may result in consideration that is more or less than the price paid in the Offer. Any such redemption or purchase would be subject to receipt of the required approvals under our Credit Agreement, as defined below, and from the MGCB.

Revolving Credit Agreement

On June 30, 2010, the Company entered into a credit agreement with Comerica Bank for the Revolving Loan facility (the “Revolving Loan”). On July 6, 2011, July 8, 2011, May 24, 2012, March 18, 2013,  June 13, 2013, and November 6, 2013, the Company and Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the “Credit Agreement”).

Note 5.  Debt (continued)

General: The Credit Agreement provides for the Revolving Loan, which expires on December 30, 2014. The maximum expiration of individual letters of credit is twelve months after the issuance thereof, if earlier, the maturity of the Revolving Loan. On May 24, 2012, the Company and Comerica Bank executed a third amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment, which was approved by the MGCB, increased the aggregate principal amount available under the facility by $15.0 million to $45.0 million (including $5.0 million for the issuance of standby letters of credit). Any borrowings under the additional $15.0 million commitment were required to fund expenditures relating to the new valet parking garage, and are to be repaid in quarterly installments equal to 1/20th of the amount advanced, commencing April 2013. The amendment also, among other things, excludes capital expenditures relating to the valet parking garage from the Fixed Charge Coverage Ratio calculation, discussed below, not to exceed $25.7 million.

On March 18, 2013, the Company and Comerica Bank executed a fourth amendment to the Credit Agreement and Consent (the “Fourth Amendment”). The Fourth Amendment, which was approved by the MGCB, extended the expiration of the Revolving Loan facility from December 30, 2013 to December 30, 2014, amended the definition of “EBITDA” to add back the items described in clauses (vi) through (x) of the summarized definition of “EBITDA” below, added certain capital expenditures to the list of items excludable from the “Fixed Charges” definition, reduced the requirements under the minimum EBITDA covenant for certain periods, and gave Comerica Bank’s consent to the acquisition of 51% or more of the capital stock of the Company by Athens.

On June 13, 2013, the Company and Comerica Bank executed a fifth amendment to the Credit Agreement and Consent (the “Fifth Amendment”). The Fifth Amendment, which was approved by the MGCB, amended the test date of the minimum EBITDA covenant to commence on June 30, 2014.

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

“Leverage Ratio” means as of the last day of any fiscal quarter of the Company, the ratio of an amount equal to, on a consolidated basis, the sum of all of the funded debt of the Company and its subsidiaries as of such date, excluding all subordinated debt, to EBITDA (as defined below) for the four fiscal quarter then ending. Adjustments to the interest rate and the applicable letter of credit fee are implemented quarterly based on the Leverage Ratio.

Prepayment: The Revolving Loan requires mandatory prepayments in an amount equal to (i) 100% of the net proceeds of the permitted sale of assets (subject to certain exclusions and permitted reinvestments), (ii) 100% of the net proceeds of any recovery from insurance arising from an event of loss (subject to certain exclusions and permitted reinvestments), (iii) 100% of the net proceeds for the issuance of any debt or equity securities (subject to certain exclusions). Except with respect to certain asset sales, mandatory prepayments do not reduce revolving credit commitments.

Note 5.  Debt (continued)

Certain Covenants: The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions and materiality thresholds, the ability of the Company and its subsidiaries to sell assets and property, incur additional indebtedness, create liens on assets, make investments, loans, guarantees or advances, make distributions, dividends or payments on account of , or purchase, redeem or otherwise acquire, any of the Company’s capital stock, prepay certain indebtedness, engage in acquisitions, mergers or consolidations, engage in transactions with affiliates, amend agreements governing the Company’s indebtedness, including the Senior Secured Notes, make capital expenditures, enter into negative pledges, change the fiscal year and change the Company’s or any subsidiary’s name, jurisdiction of incorporation, or the location at which any collateral is stored.

The May 24, 2012 amendment to the Credit Agreement eliminated the June 30, 2012 outside date for the release of the liens on a small parcel of real property (the “Trappers Parcel”) underlying a portion of our casino operations which secure indebtedness owed to Greektown LLC and third parties (the “Trappers Lien”) in favor of an agreement to use commercially reasonable efforts to cause such liens to be released. The Trappers Parcel is encumbered by the Trappers Lien. While the Company believes that these third party liens are discharged pursuant to the terms of the Plan, the liens established by these mortgages were not removed from the title record or insured by the title company prior to the effective date. Historical subordination agreements from the third parties holding such mortgages exist whereby such parties have agreed not to exercise remedies until Greektown Casino has exercised such remedies under a mortgage in favor of Greektown Casino on the same parcel (“Trappers Mortgage Release”).

In addition, the Credit Agreement contains financial covenants pursuant to which the Company must achieve specified minimum EBITDA (as defined below) levels during twelve month periods ending on applicable test dates, and as of each fiscal year end, a Fixed Charge Coverage Ratio of not less than 1.05 to 1 (on a trailing twelve month basis).

On November 6, 2013, the Company and Comerica Bank executed a sixth amendment to the Credit Agreement and Consent (“Sixth Amendment”), which is contingent upon MGCB approval, which, among other things, amends the required threshold for the minimum EBITDA covenant and requires satisfaction of the covenant commencing on December 31, 2013, amends the Fixed Charge Coverage Ratio covenant measuring period to commence fiscal year end December 31, 2014, increases the applicable margin and extends the expiration of the of the Revolving Loan facility from December 30, 2014 to January 1, 2015.

“Fixed Charge Coverage Ratio” means EBITDA divided by Fixed Charges.

“EBITDA” means net income for the applicable period plus, without duplication and only to the extent deducted in determining net income, (i) depreciation and amortization expense for such period, (ii) interest expense, whether paid or accrued, for such period, (iii) all income taxes for such period, (iv) reasonable legal, accounting, consulting, advisory and other out-of-pocket expenses incurred in connection with on-going bankruptcy court proceedings related to the bankruptcy of Greektown Holdings, ending June 30, 2011, (v) for any fiscal quarter ending on or before June 30, 2012, specified non-recurring expenses, (vi) goodwill impairment charges, (vii) certain costs, fees and expenses relating to the proposed refinancing of the Senior Secured Notes or relating to the proposed stock acquisition by Athens, (viii) certain non-cash compensation expenses, (ix) non-cash purchase accounting adjustments, and (x) all other non-cash charges.

“Fixed Charges” means for any period, the sum, without duplication, of (i) all cash interest expense paid or payable in respect of such period on the funded debt of the borrower and its subsidiaries on a consolidated basis, plus (ii) all installments of principal or other sums paid or due and payable during such period by the borrower or any of its consolidated subsidiaries with respect to funded debt (other than the advances and the original principal payment made with respect to permitted refinancing indebtedness), plus (iii) all income taxes paid or payable in cash during such period, plus (iv) all restricted payments paid or payable in cash in respect of such period by the borrower (other than dividends on capital stock of the borrower that were accrued and not paid), plus (v) all unfinanced capital expenditures of the borrower and its consolidated subsidiaries for such period (except certain excluded capital expenditures), plus (vi) all capitalized rent and lease expense of the borrower and its consolidated subsidiaries for such period, all as determined in accordance with GAAP.

Event of Default: The Revolving Loan contains certain events of default, including failure to make required payments; breaches of covenants which are not cured within a stated cure period or any representations and warranties in any material adverse respect; defaults under certain other indebtedness; certain judgments against the Company for the payment of money; failure to keep any material provision of any loan document valid, binding and enforceable; a change of control; an event of bankruptcy or insolvency; loss of the Company’s gaming license to the extent such loss is reasonably likely to cause a material adverse effect; the Company becomes the subject of certain enforcement actions if such enforcement action has not been dismissed or terminated within 60 days after commencement; or the Company becomes prohibited from conducting gaming activities for a period of greater than thirty consecutive days. A default could result in, among other things, a termination of the revolving credit commitment and acceleration of amounts outstanding under the Revolving Loan.

Note 5.  Debt (continued)

Further, the Company and its subsidiaries have agreed to collaterally assign the mortgage in favor of the Company as well as a mortgage under which a pre-bankruptcy affiliate of the Company is the borrower (but as to which the Company is also the beneficiary of a collateral assignment to secure the mortgage in favor of us) to the lenders under the Revolving Loan on a first-priority basis to the holders of the Senior Secured Notes on a second-priority basis. However, if the subordination agreements and the collateral assignment of the mortgage in favor of the Company and under which the Company’s pre-bankruptcy affiliate is the borrower were determined not to be enforceable, such mortgages could be deemed to have a higher priority than the mortgage on such property that the Company is granted to holders of the Senior Secured Notes.

In the event that the holders of such mortgages are able to exercise their rights under such mortgages, they would be entitled, among other remedies, to foreclose such liens which could result in the Company’s loss of title to such property.

As of September 30, 2013, the Company had $28.6 million of borrowing availability under the Credit Agreement ($43.5 million of commitment less $13.5 million in borrowing in relation to the construction of the valet parking garage less outstanding letters of credit of approximately $1.4 million).

As of September 30, 2013, the Company was in compliance with its covenants under the Indenture and the Credit Agreement.

Note 6.  Shareholders’ Equity

Common Stock

Greektown Superholdings is authorized to issue five million shares of Common Stock, of which 168,770 shares were issued and outstanding as of September 30, 2013. A total of 4,354,935 shares of Greektown Superholdings’ Common Stock are designated as Series A-1 Common Stock, par value $0.01 per share (the “Series A-1 Common Stock”), and a total of 645,065 shares of Greektown Superholdings’ Common Stock are designated as Series A-2 Common Stock, par value $0.01 per share (the “Series A-2 Common Stock”). Each share of Series A-1 Common Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Common Stock and such shares differ only with respect to voting rights as set forth below.

Note 6.  Shareholders’ Equity (continued)

Preferred Stock

Greektown Superholdings is authorized to issue 2,333,333 shares of Preferred Stock. A total of 1,688,268 shares of Greektown Superholdings’ Preferred Stock are designated as Series A-1 Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock”), of which 1,463,535 were issued and outstanding as of September 30, 2013. A total of 645,065 shares of Greektown Superholdings’ Preferred Stock are designated as Series A-2 Participating Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred Stock,” and together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”), of which 162,255 shares were issued and outstanding as of September 30, 2013. A holder’s share of Series A Preferred Stock are voluntarily convertible at the election of such holder and all shares of Series A Preferred Stock are mandatorily convertible upon the vote or written consent of 66 2/3% of the then outstanding shares of such holder and all shares of Series A Preferred Stock voting together as a single class (with each holder of Series A-1 Preferred Stock and each holder of Series A-2 Preferred Stock entitled to cast one vote with respect to each share of Series A-1 Preferred Stock or Series A-2 Preferred Stock held by such holder). Each share of Series A-1 Preferred is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-1 Common Stock as is determined by dividing (A) the sum of $100 per share of Series A Preferred Stock plus an amount equal to the aggregate amount of accrued but unpaid dividends per share of Series A Preferred Stock whether or not declared and subject to certain adjustments (the “Series A Reference Price”) by (B) the Series A Conversion Price (defined below) in effect at the time of conversion, and (ii) the maximum number of shares of Series A-1 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation of Greektown Superholdings and in compliance with the requirements of the MGCB. Each share of Series A-2 Preferred Stock is convertible into the lesser of (i) such number of fully paid and nonassessable shares of Series A-2 Common Stock as is determined by dividing the Series A Reference Price by the Series A Conversion Price in effect at the time of conversion and (ii) the maximum number of shares of Series A-2 Common Stock that can be issued to such holder in accordance with the Certificate of Incorporation and in compliance with the requirements of the MGCB. The “Series A Conversion Price” means an amount initially equal to $100 but which is subject to adjustment for stock splits, combinations, certain dividends and distributions and with respect to mergers, reorganizations and similar transactions as set forth in the Certificate of Incorporation. Each share of Series A-1 Preferred Stock represents the same economic interest in Greektown Superholdings as each share of Series A-2 Preferred Stock and such shares differ only with respect to voting rights, as set forth below.

Issuance of Additional Stock. The board of directors of the Company (“Board of Directors”) does not have the right to (i) authorize additional shares of Common Stock without the vote of the holders of shares of capital stock of Greektown Superholdings representing a majority of the votes represented by all outstanding shares of capital stock (on an as-converted basis) of Greektown Superholdings entitled to vote, voting together as a single class, (ii) authorize or issue additional shares of Common Stock or Preferred Stock if such authorization or issuance would adversely affect (A) the Series A-1 Preferred Stock in a manner different than it would affect the Series A-2 Preferred Stock without the separate consent of a majority of the outstanding shares of Series A-1 Preferred Stock and (B) the Series A-2 Preferred Stock in a manner different than it would affect the Series A-1 Preferred Stock without the separate consent of a majority of the outstanding shares of Series A-2 Preferred Stock or (iii) cause Greektown Superholdings to issue or sell to any person (including holders of shares of capital stock and affiliates of holders of shares of capital stock) more than five percent (5%) of any Common Stock, Preferred Stock or other voting securities, voting interests or equity interests of Greektown Superholdings except in accordance with the provisions of the Michigan Gaming Control and Revenue Act and the rules promulgated thereunder (the “Act”). Greektown Superholdings may not issue any class of non-voting equity securities unless and solely to the extent permitted by section 1123(a)(6) of the title 11 of the United States Bankruptcy Code (“Bankruptcy Code”); provided, however that such restriction (A) will have no further force and effect beyond that required under section 1123(a)(6) of the Bankruptcy Code; (B) will have such force and effect, if any, only for so long as section 1123(a)(6) of the Bankruptcy Code is in effect and applicable to Greektown Superholdings; and (C) in all events may be amended or eliminated in accordance with applicable law from time to time in effect.

Summary of Stock Terms

Transfer Restrictions. No stockholder may transfer its shares of Common Stock, Preferred Stock or other voting securities, voting interests or equity interests of Greektown Superholdings unless such transfer is in accordance with the Act and the rules promulgated thereunder.

Note 6.  Shareholders’ Equity (continued)

Voting Rights. The holders of Series A-1 Common Stock are entitled to ten (10) votes for each outstanding share of Series A-1 Common Stock. The holders of Series A-2 Common Stock are entitled to one (1) vote for each outstanding share of Series A-2 Common Stock; provided, however, that, except as otherwise required by law, holders of Common Stock are not entitled to vote on any amendment to the Certificate of Incorporation that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the General Corporation Law of the state of Delaware. Except as provided below, the holders of Series A-1 Preferred Stock are entitled a number of votes equal to ten (10) times the number of shares of Series A-1 Common Stock into which each such share of Series A-1 Preferred Stock is then convertible. Except as provided below, the holders of Series A-2 Preferred Stock are entitled to a number of votes equal to one (1) times the number of shares of Series A-2 Common Stock into which each such share of Series A-2 Preferred Stock will vote together with the holders of Common Stock as a single class. The approval of a majority of the votes of Series A-1 Preferred Stock are required in order to amend, alter or repeal any provision of the Certificate of Incorporation or Bylaws of Greektown Superholdings if such amendment, alteration or repeal would adversely affect the Series A-1 Preferred Stock in a manner different than it would affect the Series A-2 Preferred Stock. Any of the rights, powers, preferences and other terms of the Series A Preferred Stock set forth in the Certificate of Incorporation may be waived on behalf of all holders of Series A Preferred Stock by the affirmative written consent or vote of the holders of sixty six and two thirds percent (66 2/3%) of the shares of Series A Preferred Stock then outstanding (with each holder of Series A-1 Preferred Stock and each holder of Series A-2 Preferred Stock entitled to cast one vote with respect to each share of Series A-1 Preferred Stock or Series A-2 Preferred Stock held by such holder) voting together as a single class.

Dividends. Each share of Series A Preferred Stock (including unissued shares) accrues dividends on a daily basis at a rate equal to 7.5% per annum of the Series A Reference Price (whether or not declared), subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock. Such dividends are cumulative; provided, however, that such dividends shall be payable only when, as, and if declared by the Board of Directors, and for so long as Greektown Superholdings is subject to the jurisdiction of the MGCB, Greektown Superholdings may not pay any dividends unless such dividends are approved by, and issued in compliance with the regulations and restrictions imposed by the MGCB. Greektown Superholdings may not declare, pay or set aside any dividends on shares of any other class or series of capital stock of Greektown Superholdings (other than dividends on shares of Common Stock payable in shares of Common Stock) unless the holders of the Series A Preferred Stock then outstanding will first receive, or simultaneously receive, a dividend equal to (i) the amount of accrued but unpaid dividends with respect to each share of Series A Preferred Stock plus (ii) either (A) in the case of a dividend on Common Stock or any class or series of capital stock convertible into Common Stock, the amount would have been payable with respect to each share of Series A Preferred Stock if such share had been converted to Common Stock on the record date for payment of such dividend or (B) in the dividend payable on each share of such class or series of capital stock that is not convertible into Common Stock, an amount determined by (x) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of each share of such class or series of capital stock and (y) multiplying such fraction by the Series A Reference Price; provided that, if Greektown Superholdings declares, pays or sets aside, on the same date, a dividend on more than one class or series of capital stock, the holders of Series A Preferred Stock will receive an amount calculated based on the dividend on the class or series of capital stock that would result in the highest Series A Preferred Stock dividend.

Distributions. All distributions to the shareholders of Greektown Superholdings upon a voluntary or involuntary liquidation, dissolution or winding up of Greektown Superholdings, if any, will be made in accordance with the order and priority set forth in the Certificate of Incorporation.

Warrants to Purchase Series A Preferred Stock

On June 30, 2010, Greektown Superholdings issued warrants to purchase shares of Series A-1 Preferred Stock and warrants to purchase shares of Series A-2 Preferred Stock, in each case, at an initial price per share equal to $0.01 (the “Warrant Shares”), subject to adjustment as set forth in the Warrant to Purchase Series A Convertible Preferred Stock (the “Warrant”), which is the form of warrant used for both warrants to purchase the Series A-1 Preferred Stock and warrants to purchase the Series A-2 Preferred Stock. Greektown Superholdings entered into such warrants with any put party and/or holder of old senior notes who elected to purchase Preferred Stock representing more than 4.9% of the capital stock of Greektown Superholdings as of June 30, 2010, or if such party that qualified as an “Institutional Investor” under the Act elected to purchase more than 14.9% of the capital stock of Greektown Superholdings as of June 30, 2010.

Voting Rights. The holders of Warrants have no voting rights prior to exercise of the Warrant.

Note 6.  Shareholders’ Equity (continued)

Dividends. The holder of a Warrant is entitled to receive any and all dividends and other distributions paid to the holders of shares of Series A Preferred Stock in accordance with the Certificate of Incorporation. However, such dividends or distributions are payable only upon exercise of the Warrant. In accordance with the Certificate of Incorporation, from the date on which Greektown Superholdings first issues Series A Preferred Stock, each Warrant Share (including unissued Warrant Shares) will accrue dividends on a daily basis at the rate equal of 7.5% per annum of the Series A Reference Price (whether or not declared), subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock.

Early Termination. In the event of any capital reorganization, or any reclassification of the capital stock of Greektown Superholdings (other than a change in par value or from par value to no par value or as a result of a stock dividend or subdivision, split-up or combination of shares), or the consolidation or merger of Greektown Superholdings with or into another corporation (other than a merger solely to effect a reincorporation of Greektown Superholdings into another state), or the sale, lease, transfer, exclusive license or other disposition in a single transaction or series of related transactions of all or substantially all of its assets to any other person and such transaction results in a liquidation, dissolution or winding up of Greektown Superholdings pursuant to Section B.3 or Article 4 of Greektown Superholdings’ Certificate of Incorporation, at any time prior to the earlier of the expiration of a Warrant or the exercise in full of a Warrant, each holder of a Warrant will be entitled to receive, subject to the consummation of such event, the cash, securities and other property that such holder would have received in respect of the Warrant Shares had such holder exercised its Warrant immediately prior to the effective time of such event less an amount equal to (i) the number of Warrant Shares then subject to the applicable Warrant multiplied by (ii) the purchase price per share of such Warrant in effect at the time of such event.

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

Governance

●
Minority Director Representation. The Stockholders Agreement provides that there must be at least two independent directors on the Board of Directors, one of which shall be a representative of then-current non-Athens stockholders (“Minority Independent Director’) until the time that Athens has acquired 90% of each class of Company securities, at which time Athens is obligated to cause the Company to effect a short-form merger under Delaware law.

●
Minority Independent Director Consent Rights. One of the Minority Independent Directors will be tasked with protecting the non-Athens stockholders through the exercise of certain consent rights over the following actions:

o	the Company’s entry into certain related-party transactions;

o	changes to the Company’s and its subsidiaries’ organizational documents which changes would disproportionately and adversely affect the non-Athens stockholders of the Company; and

o	issuances of Company securities in connection with any joint venture or strategic partnership entered into by the Company.

Note 6.  Shareholders’ Equity (continued)

Tag-Along and Preemptive Rights

●	Pursuant to the Stockholders Agreement, all non-Athens stockholders will be granted:

o	“tag-along” rights on certain sales of Company securities by Athens; and

o	preemptive rights over certain equity issuances by the Company and debt issuances by the Company to Athens or its affiliates.

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

●
Annual payments are due in November, together with the license payments of the other two casinos operating in Detroit, of all MGCB regulatory and enforcement costs. The Company prepaid $10.6 million for its portion of the 2013 annual assessment in 2012; the fiscal 2012 annual assessment of $10.2 million was paid in 2011.

●	A wagering tax, calculated based on adjusted gross gaming receipts, payable daily, of 19%; and

●	A municipal service fee in an amount equal to the greater of 1.25% of adjusted gross gaming receipts or $4.0 million annually.

These gaming taxes and fees are in addition to the taxes, fees, and assessments customarily paid by business entities conducting business in the state of Michigan and the city of Detroit. The Company recorded $16.7 million and $18.1 million as gaming tax expense for the Successor three months ended September 30, 2013 and Predecessor three months ended September 30, 2012, respectively and $35.1 million, $18.6 million, $57.5 million for the Successor six months ended September 30, 2013, Predecessor three months ended March 31, 2013, and Predecessor nine months ended September 30, 2012, respectively.

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

Note 8.  Stock-Based Compensation

Certain members of the Company’s executive team are eligible to receive restricted share units under the terms of the Company’s restricted share unit program. On July 1, 2011 under the terms of the unrestricted share unit program, the Company’s President and Chief Executive Officer was granted 7,000 restricted share units, and the Company’s Executive Chairman was granted 1,333 restricted share units, of which the total 1,333 restricted share units vested on December 31, 2011. On October 1, 2011, the Senior Vice President and Chief Financial Officer was granted 3,000 restricted share units, and on May 1, 2012, the Vice President and General Counsel was granted 2,000 restricted share units.

All annual retainers to the Board of Directors will be paid half in cash and half in restricted shares or restricted share units, as applicable, of Series A-1 Common Stock, vesting in quarterly increments over a one year period. Each director may elect to annually receive all or part of the equity portion of the award in cash. Such cash payments will be made when the equity would have vested.

The director compensation program provides that each member of the Company’s Board of Directors is entitled to receive restricted shares or restricted share units, as applicable, of Series A-1 Common Stock. All such restricted shares will vest in three equal installments.

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718 Stock Compensation. All unvested stock-based compensation vested in the second quarter of 2013 due to the Athens Transaction, therefore there was no stock-based compensation for the three months ended September 30, 2013. Stock-based compensation for the three months ended September 30, 2012 totaled $0.3 million.

The following table summarizes the Company’s restricted shares and restricted share units unvested stock activity for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
	Restricted Shares	Restricted Share Units
Unvested at December 31, 2012	3,426	12,831
Granted	—	144
Vested	(2,501)	(12,975)
Forfeited	(925)	—
Unvested at September 30, 2013	—	—

Note 9.  Earnings per Share

EPS is computed by dividing the net income (loss) attributable to Greektown Superholdings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if certain restrictions lapse on restricted stock awards and preferred stock and warrants are converted to common stock. Anti-dilutive securities are excluded from diluted EPS. The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the Successor three months ended September 30, 2013, Predecessor three months ended September 30, 2012, Successor six months ended September 30, 2013, Predecessor three months ended March 31, 2013, and Predecessor nine months ended September 30, 2012 (in thousands, except per share data):

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2013	2012

Net loss attributable to Greektown Superholdings, Inc. common stockholders for basic computation	$(5,899)	$(6,735)
Less: Preferred stock dividends	(3,048)	(3,048)
Less: Preferred stock dividends on shares underlying warrants	(1,243)	(1,243)

Adjusted net loss available to common stockholders	$(10,190)	$(11,026)

Basic and diluted loss per common share:
Weighted average common shares outstanding	168,770	151,716

Basic and diluted loss per common share	$(60.38)	$(72.68)

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2013	2013	2012

Net loss attributable to Greektown Superholdings, Inc. common stockholders for basic computation	$(9,164)	$(11,155)	$(14,281)
Less: Preferred stock dividends	(6,097)	(3,048)	(9,145)
Less: Preferred stock dividends on shares underlying warrants	(2,487)	(1,243)	(3,730)

Adjusted net loss available to common stockholders	$(17,748)	$(15,446)	$(27,156)

Basic and diluted loss per common share:
Weighted average common shares outstanding	168,770	154,312	147,763

Basic and diluted loss per common share	$(105.16)	$(100.10)	$(183.78)

Due to the Company’s net loss attributable to Greektown Superholdings for the Successor three months ended September 30, 2013, Predecessor three months ended September 30, 2012, Successor six months ended September 30, 2013, Predecessor three months ended March 31, 2013, and Predecessor nine months ended September 30, 2012, the dilutive effect of restricted share units, convertible preferred stock, and warrants was not included in the computation of EPS, as their inclusion would have been anti-dilutive.

Note 10. Fair Value Measurements

The Fair Value Measurements topic of FASB ASC established a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under this guidance are described below:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active market that the Company has the ability to access.

Level 2: Inputs to valuation methodology include:

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

Valuation techniques used are designated to maximize the use of observable inputs and minimize the use of unobservable inputs. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

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

The Company will be permitted to cure any anticipated non-compliance with this ratio with capital raised in an offering of equity securities. The Company may add to EBITDA the net proceeds of any offering of equity securities of the Company or its subsidiaries consummated before the date that a financial audit must be delivered to the MGCB for the applicable period with respect to which the fixed charge coverage ratio is measured under the Order to make up the amount of any shortfall in minimum fixed charge coverage ratio for the applicable period. Any equity proceeds exceeding those necessary to make up the shortfall will be available to make up shortfalls in the minimum fixed charge coverage ratio for any subsequent periods.

The Company was not able to maintain the required minimum ratio of EBITDA to fixed charges for the twelve month measurement periods ending March 31, 2013, June 30, 2013 or September 30, 2013. At the April 9, 2013, June 11, 2013 and September 9, 2013 meetings of the MGCB, the MGCB approved the Company’s request for suspension of the covenant for the measurement periods ending March 31, 2013, June 30, 2013 and September 30, 2013, respectively.

If we fail to comply with these requirements and we are not able to obtain a waiver from the MGCB, we could be subject to additional restrictions on our ability to operate our casino business, fines and suspension or revocation of our gaming license. The renovation of our gaming license or its suspension for more than a short time could result in an event of default under the credit agreement governing the Revolving Loan facility and an event of default under the Indenture governing the Senior Secured Notes and could materially adversely affect or eliminate our ability to generate revenue from our casino operations. Even though we obtained a suspension of the covenant for the measurement periods ending March 31, 2013, June 30, 2013 and September 30, 2013 from the MGCB, the MGCB may impose additional covenants or other restrictions on our ability to incur indebtedness, which could materially adversely affect our business.

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

Under the Revised Development Agreement, should a “triggering event” (as defined therein) occur, the Company must sell its assets, business, and operations as a going concern at their fair market value to a developer named by the city of Detroit. The Company noted that for the nine months ended September 30, 2013, no triggering event has occurred.

As part of the bankruptcy reorganization process, the Company engaged Moelis& Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provides a success fee if certain requirements are met. Moelis asserted an administrative claim for fees and expenses totaling approximately $12.9 million, of which approximately $3.0 million was paid prior to the effective date of the reorganization. The Company had filed a $2.6 million settlement for Moelis’s administrative claim with the United States Bankruptcy Court for the Eastern District of Michigan (“Bankruptcy Court”). The Bankruptcy Court approved the settlement on August 16, 2013 and the Company paid the settlement on September 5, 2013.

The Company requested a ruling from the Michigan Department of Treasury regarding certain potential tax liabilities under the Michigan Business Tax (“MBT”) arising from the June 30, 2010 restructuring transactions. Such potential claims include a contingent liability for gross receipts tax under the MBT. Such claims were not recorded as the Company believes there is more likely than not chance of prevailing in this matter. In response, the Company has asked the Bankruptcy Court to issue a determination as to these matters. A hearing on the Company’s request for a determination was held on March 21, 2011, at which time the Bankruptcy Court requested that the parties submit further briefing. Such briefing was submitted and on May 16, 2013, the Bankruptcy Court ruled in favor of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Information

Due to the significance of the 97.6% ownership interest acquired by Athens (the “Athens Transaction”), the values of the Predecessor’s assets, including intangible assets and liabilities, have been adjusted to their estimated fair values on our consolidated balance sheet. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations the preliminary allocation is subject to additional adjustments within one year from the Athens Transaction as valuations are finalized.

(in thousands)	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2013	2012	2013	2013	2012
Statement of Operations Data:
Revenues:
Casino	77,209	83,612	162,452	85,613	266,841
Food and beverage	5,569	5,232	11,763	5,939	17,497
Hotel	3,275	3,257	6,686	3,070	9,317
Other	1,660	1,350	3,184	1,491	4,048
Total revenues	87,713	93,451	184,085	96,113	297,703
Less promotional allowances	14,236	13,999	30,906	15,035	42,883
Net revenues	73,477	79,452	153,179	81,078	254,820
Direct operating expenses	48,173	50,674	98,839	52,768	162,603
Indirect operating expenses	19,722	19,173	41,241	22,534	57,773
Total operating expenses	67,895	69,847	140,080	75,302	220,376
Income from operations	5,582	9,605	13,099	5,776	34,444
Other expense	(10,053)	(14,584)	(19,952)	(15,185)	(43,459)
Loss before provision for income taxes	(4,471)	(4,979)	(6,853)	(9,409)	(9,015)
Provision for income taxes	(1,573)	(1,756)	(3,146)	(1,746)	(5,266)
Net loss	(6,044)	(6,735)	(9,999)	(11,155)	(14,281)

Background and Overview

Greektown Holdings, L.L.C. (“Greektown Holdings”) was formed in September 2005 as a limited liability company. Greektown Holdings owns Greektown Casino L.L.C. (“Greektown LLC”), which is engaged in the operation of a hotel and casino gaming facility known as Greektown Casino-Hotel (“Greektown Casino”) located in the downtown of the city of Detroit that opened November 10, 2000 under a license granted by the Michigan Gaming Control Board (“MGCB”) and a development agreement with the city of Detroit (the “Development Agreement”). Greektown Superholdings, Inc. (“Greektown Superholdings,” and together with its wholly-owned subsidiaries “we,” “our,” “us,” or the “Company,” unless otherwise required) was incorporated under the law of the state of Delaware on March 17, 2010. As of June 30, 2010, each of Greektown Superholdings and its wholly-owned subsidiary, Greektown Newco Sub, Inc. (the “Greektown Sub”), hold 50% of the outstanding membership interests of Greektown Holdings. Greektown Superholdings is a holding company that has no other operating assets. Through its direct and indirect ownership of Greektown Holdings, Greektown Superholdings owns and operates Greektown Casino.

In April 2013, Athens Acquisition LLC (“Athens”), a company owned by Daniel Gilbert, acquired from shareholders of the Company securities representing an aggregate of 76.8% of the voting power of all securities of the Company.

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

Through Greektown LLC, we own and operate Greektown Casino, which opened in November 2000 within the downtown of the city of Detroit. In February 2009, Greektown Casino completed an expansion, including a 400-room hotel (the “Expanded Complex”) at a cost of approximately $336.3 million. Greektown Casino is one of only three commercial casinos licensed to operate in the state of Michigan and our Expanded Complex offers a range of gaming, dining and entertainment alternatives, including:

●	approximately 100,000 square feet of gaming space with approximately 2,900 slot machines and 63 table games, including a 12,500 square foot salon dedicated to high-limit gaming, and a live poker room;

●	approximately 3,709 attached parking spaces, including over 899 for valet parking services, and 1,750 unattached;

●	10,000 square feet of convention space;

●	a 400-room hotel;

●	three restaurants and several food outlets on the gaming floor; and

●	multiple bars and entertainment facilities.

Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and six interstate highways passing through the downtown of the city of Detroit. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors. As of September 30, 2013, the Company had approximately 1.2 million people in our database for Club Greektown. We believe the gaming market in the Detroit area, which consists of three commercial casinos in Michigan (the “Detroit Commercial Casinos”), together with the commercial casino in Windsor, Ontario (the “Metro Detroit Gaming Market”), is primarily a “drive-to” gaming market, with over 95% of patrons residing within 100 miles of Greektown Casino.

The Company has been engaged in a substantial renovation effort designed to improve the quality of the gaming and entertainment experience. In recent years, to drive greater excitement and traffic and improve operational efficiencies, we reconfigured our table games and introduced two new casino bars, Asteria and The Fringe, both offering video poker as well as an expansive beverage assortment. Asteria also offers a flexible entertainment space and a quick-service food outlet. In mid-2011, we began construction on an 899 space valet parking garage facility. The facility opened February 7, 2013, increasing the convenience with which our guests can access our property, as well as expanding the parking capacity in and around our facility. In addition, we enhanced our dining offerings, including the addition of a fine-dining restaurant, Brizola, which opened in December 2012, and a fresh market-style dining venue, the Market District, which opened in February 2013.

Key Financial Statement Terms

Revenues

Our gross revenues are derived from casino, food, beverage, hotel, and other revenues. Our largest component of revenues is casino revenues, which represent approximately 88.0% of our total gross revenues. Gross casino revenues are comprised of revenues from our slot machines and from table games, which are calculated as the difference between the amount wagered and the amount paid to customers.

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

The following table reflects the composition of gross casino revenues for the Successor three months ended September 30, 2013, Predecessor three months ended September 30, 2012, Successor six months ended September 30, 2013, Predecessor three months ended March 31, 2013, and Predecessor nine months ended September 30, 2012 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2013	2012	2013	2013	2012

Gross casino revenue:
Slot machines	$68,295	$73,213	$143,979	$76,087	$233,350
Table games	10,408	11,947	21,595	11,261	38,496
Club point expense	(1,494)	(1,548)	(3,122)	(1,735)	(5,005)
Total Gross casino revenue	$77,209	$83,612	$162,452	$85,613	$266,841

Percent of Gross casino revenue
Slot machines	88.4%	87.6%	88.6%	88.9%	87.4%
Table games	13.5%	14.3%	13.3%	13.1%	14.4%
Club point expense	-1.9%	-1.9%	-1.9%	-2.0%	-1.8%
Total Gross casino revenue	100.0%	100.0%	100.0%	100.0%	100.0%

Other principal components of revenues are our food and beverage, and hotel revenue, each of which is affected by customer volume and price. The following table reflects the composition of food and beverage, and hotel revenue for the Successor three months ended September 30, 2013, Predecessor three months ended September 30, 2012, Successor six months ended September 30, 2013, Predecessor three months ended March 31, 2013, and Predecessor nine months ended September 30, 2012 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2013	2012	2013	2013	2012
Gross food and beverage and hotel revenue:
Food and beverage	$5,569	$5,232	$11,763	$5,939	$17,497
Hotel	3,275	3,257	6,686	3,070	9,317
Total gross food and beverage and hotel revenue	$8,844	$8,489	$18,449	$9,009	$26,814

Relationship to gross revenues:
Food and beverage	6.3%	5.6%	6.4%	6.2%	5.9%
Hotel	3.7%	3.5%	3.6%	3.2%	3.1%
Total gross food and beverage and hotel revenue	10.0%	9.1%	10.0%	9.4%	9.0%

Promotional Allowances

Our gross revenues are reduced by promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of food, beverage and other complimentary items furnished to customers without charge.

Direct Operating Expenses

Direct operating expenses are those that directly relate to our gaming, food and beverage, and hotel operations. The following table illustrates the composition of direct operating expenses and their relationships to net revenues for the Successor three months ended September 30, 2013, Predecessor three months ended September 30, 2012, Successor six months ended September 30, 2013, Predecessor three months ended March 31, 2013, and Predecessor nine months ended September 30, 2012 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2013	2012	2013	2013	2012
Direct operating expenses:
Casino	$18,546	$19,228	$37,573	$19,649	$60,658
Gaming taxes	16,683	18,071	35,071	18,552	57,515
Food and beverage	4,113	3,377	8,374	4,287	12,142
Hotel	2,689	2,555	5,321	2,685	7,665
Depreciation & Amortization	6,142	7,443	12,500	7,595	24,623
Total direct operating expenses	$48,173	$50,674	$98,839	$52,768	$162,603

Relationship to net revenues:
Casino	25.2%	24.2%	24.5%	24.2%	23.8%
Gaming taxes	22.7%	22.7%	22.9%	22.9%	22.6%
Food and beverage	5.6%	4.3%	5.5%	5.3%	4.8%
Hotel	3.7%	3.2%	3.5%	3.3%	3.0%
Depreciation & Amortization	8.4%	9.4%	8.2%	9.4%	9.7%
Total direct operating expenses	65.6%	63.8%	64.6%	65.1%	63.9%

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

Indirect Operating Expenses

Indirect operating expenses consist predominantly of general overhead expenses that support our overall business, including marketing, advertising and entertainment, non-hotel facilities expenses and other general and administrative expenses. The following table illustrates the composition of indirect operating expenses and their relationships to net revenues for the Successor three months ended September 30, 2013, Predecessor three months ended September 30, 2012, Successor six months ended September 30, 2013, Predecessor three months ended March 31, 2013, and Predecessor nine months ended September 30, 2012 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2013	2012	2013	2013	2012

Indirect operating expenses:
Marketing, advertising and entertainment	$2,294	$1,746	$4,556	$2,014	$5,540
Facilities	5,186	4,982	10,344	5,389	15,089
General and administrative	11,297	12,122	24,357	12,036	36,512
Ownership transition expenses	777	—	1,673	2,964	—
Other	168	112	311	131	275
Total indirect operating expenses	$19,722	$18,962	$41,241	$22,534	$57,416

Relationship to net revenues:
Marketing, advertising and entertainment	3.1%	2.2%	3.0%	2.5%	2.2%
Facilities	7.1%	6.3%	6.8%	6.6%	5.9%
General and administrative	15.4%	15.3%	15.9%	14.8%	14.3%
Ownership transition expenses	1.1%	0.0%	1.1%	3.7%	0.0%
Other	0.2%	0.1%	0.2%	0.2%	0.1%
Total indirect operating expenses	26.9%	23.9%	27.0%	27.8%	22.5%

Marketing, advertising and entertainment. Marketing, advertising and entertainment expenses primarily reflect the costs of mass media advertising, including television, radio and billboards.

Facilities. Facility expenses consist of cleaning and maintaining our non-hotel properties, valet parking, and wardrobe department, the payroll and benefits to support these activities and casino utilities.

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

Other Expenses and Income

Other expense consists primarily of interest on our indebtedness, the amortization of deferred financing costs, and accretion of discounts and premiums on our 13% Senior Secured Notes. The following table illustrates the components of other expense and their relationships to net revenues for the Successor three months ended September 30, 2013, Predecessor three months ended September 30, 2012, Successor six months ended September 30, 2013, Predecessor three months ended March 31, 2013, and Predecessor nine months ended September 30, 2012 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2013	2012	2013	2013	2012
Other income/(expense):
Interest expense	$(12,727)	$(12,657)	$(25,456)	$(12,755)	$(37,908)
Amortization of finance fees and premium (discount) of senior secured notes	2,786	(1,929)	5,506	(2,007)	(5,610)
Refinancing expense	—	—	(157)	(235)	—
Other (expense) income	(112)	(209)	155	(188)	(298)
Total other expense	$(10,053)	$(14,795)	$(19,952)	$(15,185)	$(43,816)

Relationship to net revenues:
Interest expense	-17.3%	-15.9%	-16.6%	-15.7%	-14.9%
Amortization of finance fees and premium (discount) of senior secured notes	3.8%	-2.4%	3.6%	-2.5%	-2.2%
Refinancing expense	0.0%	0.0%	-0.1%	-0.3%	0.0%
Other (expense) income	-0.2%	-0.3%	0.1%	-0.2%	-0.1%
Total other expense	-13.7%	-18.6%	-13.0%	-18.7%	-17.2%

Provision for Income Taxes

The provision for income taxes reflects our current and deferred provisions, which are considered income taxes under FASB ASC Topic 740 Income Taxes. The following table illustrates the components of the provision for income taxes and its relationship to net revenues for the Successor three months ended September 30, 2013, Predecessor three months ended September 30, 2012, Successor six months ended September 30, 2013, Predecessor three months ended March 31, 2013, and Predecessor nine months ended September 30, 2012 (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended September 30,	Three Months Ended March 31,	Nine Months Ended September 30,
	2013	2012	2013	2013	2012
Provision for income taxes:
Tax expense - current	$(74)	$(74)	$(148)	$(64)	$(220)
Tax expense - deferred	(1,499)	(1,682)	(2,998)	(1,682)	(5,046)
Provision for income taxes	$(1,573)	$(1,756)	$(3,146)	$(1,746)	$(5,266)

Relationship to net revenues:
Tax expense - current	-0.1%	-0.1%	-0.1%	-0.1%	-0.1%
Tax expense - deferred	-2.0%	-2.1%	-2.0%	-2.1%	-2.0%
Provision for income taxes	-2.1%	-2.2%	-2.1%	-2.2%	-2.1%

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Overview. The consolidated financial statements of the Company for the Successor three months ended September 30, 2013 are not comparable to the consolidated financial statements of the Predecessor three months ended September 30, 2012 due to the effects of purchase price accounting.

Net revenues. Net revenues for the three months ended September 30, 2013 and the three months ended September 30, 2012 were approximately $73.5 million and $79.5 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, sporting and entertainment events simultaneously taking place within the downtown area of the city of Detroit, short-term disruptions related to casino renovations, and our ability to attract customers within the Detroit Commercial Market, made up of the only three commercial casinos in the state of Michigan, and consisting of Greektown Casino, MGM Grand Detroit (“MGM Detroit”), and Motor City Casino (“Motor City”). Overall, the Detroit Commercial Market decreased approximately 3.3% for the three months ended September 30, 2013 compared to the same period a year ago. Casino revenue represented 88.0% and 89.5%of gross revenues for the three months ended September 30, 2013 and September 30, 2012, respectively. Promotional allowances as a percentage of gross revenue were 16.2% and 15.0% for the three months ended September 30, 2013 and September 30, 2012, respectively, with the increase resulting from enhanced promotional offers to our patrons in light of the competitive environment in the Detroit Commercial Market.

Direct operating expenses. Direct operating expenses decreased by $2.5 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. As a percentage of net revenues, direct operating expenses increased to 65.6% in the third quarter of 2013 from 63.8% in the third quarter of 2012. The following is a discussion of the principal drivers of trends in direct operating expenses:

●
Casino expenses. Casino-related expenses decreased $0.7 million during the three months ended September 30, 2013 compared to the prior year period. The decrease in this category was primarily driven by a decrease in payroll expense of $0.6 million, resulting from the Company’s ongoing efficiency efforts.

●	Gaming taxes. Gaming taxes decreased $1.4 million during the three months ended September 30, 2013 compared to the prior year period as a result of the decrease in gross gaming revenue.

●
Food and beverage expenses. Food and beverage expenses increased $0.7 million during the three months ended September 30, 2013 compared to the prior year period, primarily as a result of an increase in payroll compensation related to the two dining venues operating in the current period that had been closed in the prior year period for remodeling.

●	Hotel expenses. Hotel expenses remained consistent during the three months ended September 30, 2013 compared to the prior year period.

●
Depreciation and amortization expense. Depreciation and amortization expenses decreased by $1.3 million, or 1.6% as a percentage of net revenues, during the three months ended September 30, 2013 compared to the prior year period. This decrease was the result of the revaluation of fixed and intangible assets due to the Athens Transaction in April 2013. Refer to Note 3 for further information regarding the Athens Transaction.

Indirect operating expenses. Indirect operating expenses increased by approximately $0.8 million, or 1.0% as a percentage of net revenues, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The following is a discussion of the principal drivers of trends in indirect operating expenses:

●
Marketing, advertising and entertainment. Marketing, advertising and entertainment expenses increased $0.5 million during the three months ended September 30, 2013 compared to the prior year period. This increase was primarily driven by the increase in television and radio advertising related to our new dining venues and new valet parking garage, offset by a decrease in newspaper and magazine advertising.

●
Facilities. Facilities expenses increased $0.2 million during the three months ended September 30, 2013 compared to the prior year period. This increase was due to higher maintenance and utility costs.

●
General and administrative. General and administrative expenses decreased by approximately $0.8 million, or 1.0% as a percentage of net revenues, during the three months ended September 30, 2013 compared to the prior year period. The decrease is related to the decrease in compensation expense of $0.3 million. In addition, professional fees and legal expenses decreased $0.3 million and $0.2 million, respectively, during the three months ended September 30, 2013 as compared to the prior year period.

●
Ownership transition expenses. The Company incurred $0.8 million of expenses related to professional and legal fees during the three months ended September 30, 2013 as a result of the acquisition by Athens.

●
Other. Other indirect operating expenses increased $0.1 million during the three months ended September 30, 2013 compared to the prior year period, primarily as a result of an increase in payroll compensation.

Other income/(expense). Other income/(expense) decreased by approximately $4.7 million, or 6.0% as a percentage of net revenues, during the three months ended September 30, 2013 compared to the prior year period. The following is a discussion of the primary drivers of the trends in other expense.

●	Interest expense. Interest expense remained consistent during the three months ended September 30, 2013 compared to the prior year period.

●
Amortization of finance fees and accretion of premium/discount on senior notes. Amortization of finance fees and accretion of premium/discount on the Senior Secured Notes resulted in $2.8 million of income during the three months ended September 30, 2013 compared to $1.9 million of expense for the prior year period. This change is related to the revaluation of the Senior Secured Notes and the elimination of finance fees in April 2013 due to the Athens Transaction. The Senior Secured notes were revalued higher than the face of the Senior Secured Notes, resulting in a premium. Refer to Note 3 for further information regarding the Athens Transaction.

●	Other (expense) income. Other expense decreased $0.1 million during the three months ended September 30, 2013 compared to the prior period, primarily as a result of a decrease in restructuring costs.

Provision for income taxes. The provision for income taxes remained consistent during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Overview. The consolidated financial statements of the Company for the Successor six months ended September 30, 2013, are not comparable to the consolidated financial statements of the Predecessor three months ended March 31, 2013 and Predecessor nine months ended September 30, 2012, due to the effects of the purchase price accounting.

Net revenues. Net revenues for the Successor six months ended September 30, 2013, Predecessor three months ended March 31, 2013 and Predecessor nine months ended September 30, 2012 were approximately $153.2 million, $81.1 million and $254.8 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, sporting and entertainment events simultaneously taking place within the downtown area of the city of Detroit, short-term disruptions related to casino renovations, and our ability to attract customers within the Detroit Commercial Market, made up of the only three commercial casinos in the state of Michigan, and consist of Greektown Casino, MGM Grand Detroit (“MGM Detroit”), and MotorCity Casino (“MotorCity”). The opening of new commercial casinos in Ohio negatively impacted the Detroit Commercial Market in the three quarters of 2013 compared to the first three quarters of 2012. Overall, the Detroit Commercial Market decreased approximately 4.7% for the nine months ended September 30, 2013 compared to the same period a year ago. Casino revenue represented 88.2%, 89.1% and 89.6% of gross revenues for the Successor six months ended September 30, 2013, the Predecessor three months ended March 31, 2013 and the Predecessor nine months ended September 30, 2012, respectively. Promotional allowances as a percentage of gross revenue were 16.8%, 15.6% and 14.4% for the Successor three months ended September 30, 2013, the Predecessor three months ended March 31, 2013 and the Predecessor nine months ended September 30, 2012, respectively, with the increase resulting from enhanced promotional offers to our patrons in light of the competitive environment in the Detroit Commercial Market.

Direct operating expenses. Direct operating expenses as a percentage of net revenues were 64.6%, 65.1% and 63.9% for the Successor six months ended September 30, 2013, the Predecessor three months ended March 31, 2013 and the Predecessor nine months ended September 30, 2012, respectively. The following is a discussion of the principal drivers of trends in direct operating expenses:

●
Casino expenses. Casino-related expenses as a percentage of net revenues were 24.5%, 24.2% and 23.8% for Successor six months ended September 30, 2013, Predecessor three months ended March 31, 2013 and Predecessor nine months ended September 30, 2012, respectively. While actual casino expenses decreased during the Successor six months ended September 30, 2013 and Predecessor three months ended March 31, 2013, they increased as a percentage of net revenues due to lower net revenues during these periods.

●
Gaming taxes. Gaming taxes as a percentage of net revenues were 22.9%, 22.9% and 22.6% for the Successor six months ended September 30, 2013, Predecessor three months ended March 31, 2013 and Predecessor nine months ended September 30, 2012, respectively. Gaming taxes increased as a percentage of net revenues during the Successor six months ended September 30, 2013 and Predecessor three months ended March 31, 2013 as a result of lower net revenues.

●
Food and beverage expenses. Food and beverage expenses as a percentage of net revenues were 5.5% for the Successor six months ended September 30, 2013, 5.3% Predecessor three months ended March 31, 2013 and 4.8% for the Predecessor nine months ended September 30, 2012. The increase in food and beverage expenses as a percentage of revenues was due to lower net revenues.

●
Hotel expenses. Hotel expenses as a percentage of net revenues were 3.5% for the Successor six months ended September 30, 2013, 3.3% Predecessor three months ended March 31, 2013 from 3.0% for the Predecessor nine months ended September 30, 2012. While the actual hotel costs remained consistent, they increased as a percentage of net revenues due to lower net revenues in the Successor six months ended September 30, 2013 and Predecessor three months ended March 31, 2013.

●
Depreciation and amortization expense. Depreciation and amortization expenses as a percentage of net revenues were 8.2%, 9.4% and 9.7% for the Successor six months ended September 30, 2013, the Predecessor three months ended March 31, 2013 and the Predecessor nine months ended September 30, 2012, respectively. The decrease was the result of the revaluation of fixed and intangible assets due to the Athens Transaction in April 2013. Refer to Note 3 for further information regarding the Athens Transaction.

Indirect operating expenses. Indirect operating expenses as a percentage of net revenues were 27.0%, 27.8% and 22.6% for the Successor six months ended September 30, 2013, the Predecessor three months ended March 31, 2013 and the Predecessor nine months ended September 30, 2012, respectively. The following is a discussion of the principal drivers of trends in indirect operating expenses:

●
Marketing, advertising and entertainment. Marketing, advertising, and entertainment expenses as a percentage of net revenues were 3.0%, 2.5% and 2.2% for the Successor six months ended September 30, 2013, the Predecessor three months ended March 31, 2013 and the Predecessor nine months ended September 30, 2012, respectively. This increase was primarily driven by the increase in various advertising media, production and art work, and public relations expenses to promote our new dining venues and new valet parking garage, as well as lower net revenues in the Successor six months ended September 30, 2013 and Predecessor three months ended March 31, 2013.

●
Facilities. Facilities expenses as a percentage of net revenues were 6.8%, 6.6% and 5.9% for the Successor six months ended September 30, 2013, the Predecessor three months ended March 31, 2013 and the Predecessor nine months ended September 30, 2012, respectively. This increase was primarily driven by higher repairs and maintenance costs, utilities costs and lower net revenues, offset slightly by lower payroll costs.

●
General and administrative. General and administrative expenses as a percentage of net revenues were 15.9%, 14.8% and 14.3% for the Successor six months ended September 30, 2013, the Predecessor three months ended March 31, 2013 and the Predecessor nine months ended September 30, 2012, respectively. The increase is primarily a result of lower net revenues in the Successor six months ended September 30, 2013 and Predecessor three months ended March 31, 2013.

●
Ownership transition expenses. The Company incurred $1.7 million and $3.0 million of additional legal costs and professional fees related to Athens’ acquisition of the Company during the Successor six months ended September 30, 2013 and Predecessor three months ended March 31, 2013, respectively.

●
Other. Other indirect operating expenses as a percentage of net revenues were 0.2%, 0.2% and 0.1% for the Successor six months ended September 30, 2013, Predecessor three months ended March 31, 2013 and the Predecessor nine months ended September 30, 2012, respectively. The increase is primarily a result of increased payroll as well as lower net revenues in the Successor six months ended September 30, 2013 and Predecessor three months ended March 31, 2013.

Other expense. Other expense as a percentage of net revenues were 13.0%, 18.7% and 17.1% for the Successor six months ended September 30, 2013, the Predecessor three months ended March 31, 2013 and the Predecessor nine months ended September 30, 2012, respectively. The following is a discussion of the primary drivers of the trends in other expense.

●
Interest expense. Interest expense as a percentage of net revenues were 16.6%, 15.7% and 14.9% for the Successor six months ended September 30, 2013, the Predecessor three months ended March 31, 2013 and the Predecessor nine months ended September 30, 2012, respectively. The increase was due to additional indebtedness of $15 million related to our valet garage as of December 2012, as well as lower net revenues.

●
Amortization of finance fees and accretion of premium/discount on senior notes. Amortization of finance fees and accretion of premium/discount on the Senior Secured Notes as a percentage of net revenues were 3.6%, -2.5% and -2.2% for the Successor six months ended September 30, 2013, the Predecessor three months ended March 31, 2013 and the Predecessor nine months ended June 30, 2012, respectively. This change is related to the revaluation of the Senior Secured Notes and elimination of finance fees in April 2013 due to the Athens Transaction. The Senior Secured notes were revalued higher than the face of the Senior Secured Notes, resulting in a premium. Refer to Note 3 for further information regarding the Athens Transaction.

●
Refinancing expense. The Company incurred $0.2 million during the Successor six months ended September 30, 2013 and the Predecessor three months ended March 31, 2013 related to the refinancing effort announced in December 2012. These costs were expensed in the Successor six months ended September 30, 2013 and Predecessor three months ended March 31, 2013 due to the expiration of lender pricing commitments in March 2013.

●	Other income. Other income remained consistent during the nine months ended September 30, 2013 compared to the prior year period.

Provision for income taxes. The provision for income taxes remained consistent during the Successor six months ended September 30, 2013, the Predecessor three months ended March 31, 2013 and the Predecessor nine months ended September 30, 2012.

Liquidity and Capital Resources

Overview

Our cash requirements are for debt service, working capital, obligations under a development agreement with the city of Detroit (the “Development Agreement”), gaming taxes, and the improvement of our facilities. Cash and cash equivalents were $35.0 million as of September 30, 2013.

The Company had $28.6 million of available borrowings under the revolving credit facility with Comerica Bank (the “Revolving Loan”) ($43.5 million of commitment less $13.5 million in borrowings in relation to the construction of the valet parking garage less outstanding letters of credit of approximately $1.4 million). During the nine months ended September 30, 2013, the Company made interest payments totaling $50.2 million in relation to the 13% Senior Secured Notes using cash generated from operating activities.

As of September 30, 2013 the face amount of the outstanding debt was $398.5 million, including $13.5 million of borrowings under the revolving credit facility related to the valet parking garage. During the three months ended September 30, 2013 and 2012 interest expense was $12.7 million, and during the nine months ended September 30, 2013 and 2012 interest expense was $38.2 million and $37.9 million, respectively.

On November 6, 2013, the Company and Comerica Bank executed a sixth amendment to the Credit Agreement and Consent (“Sixth Amendment”), which is contingent upon MGCB approval, which, among other things, amends the required threshold for the minimum EBITDA covenant and requires satisfaction of the covenant commencing on December 31, 2013, amends the Fixed Charge Coverage Ratio covenant measuring period to commence fiscal year end December 31, 2014, increases the applicable margin and extends the expiration of the of the Revolving Loan facility from December 30, 2014 to January 1, 2015.

Cash Flows

Our cash flows for the Successor six months ended September 30, 2013, the Predecessor three months ended March 31, 2013, and the Predecessor nine months ended September 30, 2012 consisted of the following (in thousands).

	Successor	Predecessor
	Six Months Ended September 30,	Three Months Ended March 31,	Nine months Ended September 30,
Cash flows:	2013	2013	2012

Net cash (used in) provided by operating activities	$(831)	$(3,506)	$16,201
Net cash used in investing activities	(1,101)	(7,529)	(22,347)
Net cash used in financing activities	(1,500)	—	(108)

Net decrease in cash and equivalents	$(3,432)	$(11,035)	$(6,254)

Net cash (used in) provided by operating activities. Net cash used in operating activities decreased for the Successor six months ended September 30, 2013 as compared to the Predecessor three months ended March 31, 2013, primarily due to operating performance, accrued interest and prepaid expenses, offset by decreases in accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities decreased for the Successor six months ended September 30, 2013 as compared to the Predecessor nine months ended September 30, 2012, primarily due to the amortization of finance fees and premium/discount of the Senior Secured Notes resulting from the revaluation of the Senior Secured Notes at the Acquisition Date.

Net cash used in investing activities. Net cash used in investing activities decreased for the Successor six months ended September 30, 2013 as compared to the Predecessor three months ended March 31, 2013 and Predecessor nine months ended September 30, 2012 due to a decrease in capital expenditures.

Net cash used in financing activities. Net cash used in financing activities increased for the Successor six months ended September 30, 2013 as compared to the Predecessor three months ended March 31, 2013 and Successor nine months ended September 30, 2012 primarily due to the two $0.8 million payments of the Revolving Loan in April and July 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

Purchase Agreement; Indenture; Senior Secured Notes

On June 25, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”), by and between the Company and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase $280.2 million principal amount of its Series A 13% Senior Secured Notes due 2015 (the “Series A Notes”) and $104.8 million principal amount of its Series B 13% Senior Secured Notes due 2015 (the “Series B Notes” and, together with the Series A Notes, the “Senior Secured Notes”), which are guaranteed (the “Guarantees subsidiaries executed a joinder to the Purchase Agreement on June 30, 2010.

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

Optional Redemption: On or after January 1, 2015, the Company may redeem some or all of the Senior Secured Notes at any time at the redemption prices specified in the Indenture plus accrued and unpaid interest and special interest, if any, to applicable redemption date.

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

As a result of the change of control, the Company commenced a change of control offer on April 22, 2013 to purchase any and all of its outstanding Senior Secured Notes under the Indenture. None of the Senior Secured Notes were validly tendered prior to the deadline on June 18, 2013.

Covenants: The Indenture contains certain covenants limiting the ability of Greektown Superholdings and/or its direct and indirect subsidiaries to, among other things, (i) engage in businesses other than the operation of Greektown Casino, (ii) incur or guarantee additional indebtedness, except as permitted by the Indenture, (iii) create liens, (iv) make certain investments, (v) pay dividends on or make payments in respect of capital stock, (vi) consolidate or merge with other companies, (vii) sell certain assets, (viii) enter into transactions with affiliates, (ix) agree to negative pledge causes and (x) enter into sales and leasebacks. Failure to comply with these covenants could result in a default under the Indenture unless Greektown Superholdings obtains a waiver of, or otherwise mitigates, the default.

Events of Default: The Indenture for Senior Secured Notes contains events of default, including (i) failure to pay principal, interest, fees or other accounts when due, (ii) breach of any covenants which are not cured within a stated cure period, (iii) default under certain other indebtedness, (iv) becoming subject to certain judgments, (v) failure to keep liens or security interests valid, (vi) certain events of bankruptcy or insolvency, (vii) impairment of any collateral to the loans, (viii) ceasing to own the casino complex, or (ix) loss of gaming or certain other licenses or the legal authority to conduct gaming activities. A default could result in an acceleration of the amounts outstanding under the Senior Secured Notes.

We are exploring alternatives to our current capital structure to provide greater flexibility and reduce our annual cash interest expense. In connection with any such refinancing, we may redeem the Senior Secured Notes in accordance with the terms set forth in the Indenture at the price specified in the Indenture (106.5% through December 31, 2013; 103.5% from January 1, 2014 through December 31, 2014; and par thereafter). There is no assurance when or whether any such refinancing will be consummated as it will be dependent upon, among other factors, general economic and market conditions. Further, we may, in our sole discretion, from time to time, purchase any outstanding Senior Secured Notes through open market or privately negotiated transactions, one or more additional tender or exchange offers to otherwise which may result in consideration that is more or less than the price paid in the Offer. Any such redemption or purchase would be subject to receipt of the required approvals under our Credit Agreement, as defined below, and from the MGCB.

Revolving Credit Agreement

On June 30, 2010, the Company entered into a credit agreement with Comerica Bank for the Revolving Loan facility (the “Revolving Loan”). On July 6, 2011, July 8, 2011, May 24, 2012, March 18, 2013, June 13, 2013, and November 6, 2013, the Company and Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the “Credit Agreement”).

General: The Credit Agreement provides for the Revolving Loan, which expires on December 30, 2014. The maximum expiration of individual letters of credit is twelve months after the issuance thereof, if earlier, the maturity of the Revolving Loan. On May 24, 2012, the Company and Comerica Bank executed a third amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment, which was approved by the MGCB, increased the aggregate principal amount available under the facility by $15.0 million to $45.0 million (including $5.0 million for the issuance of standby letters of credit). Any borrowings under the additional $15.0 million commitment were required to fund expenditures relating to the new valet parking garage, and are to be repaid in quarterly installments equal to 1/20th of the amount advanced, commencing April 2013. The amendment also, among other things, excludes capital expenditures relating to the valet parking garage from the Fixed Charge Coverage Ratio calculation, discussed below, not to exceed $25.7 million.

On March 18, 2013, the Company and Comerica Bank executed a fourth amendment to the Credit Agreement and Consent (the “Fourth Amendment”). The Fourth Amendment, which was approved by the MGCB, extended the expiration of the Revolving Loan facility from December 30, 2013 to December 30, 2014, amended the definition of “EBITDA” to add back the items described in clauses (vi) through (x) of the summarized definition of “EBITDA” below, added certain capital expenditures to the list of items excludable from the “Fixed Charges” definition, reduced the requirements under the minimum EBITDA covenant for certain periods, and gave Comerica Bank’s consent to the acquisition of 51% or more of the capital stock of the Company by Athens.

On June 13, 2013, the Company and Comerica Bank executed a fifth amendment to the Credit Agreement and Consent (the “Fifth Amendment”). The Fifth Amendment, which was approved by the MGCB, amended the test date of the minimum EBITDA covenant to commence on June 30, 2014.

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

“Leverage Ratio” means as of the last day of any fiscal quarter of the Company, the ratio of an amount equal to, on a consolidated basis, the sum of all of the funded debt of the Company and its subsidiaries as of such date, excluding all subordinated debt, to EBITDA (as defined below) for the four fiscal quarter then ending. Adjustments to the interest rate and the applicable letter of credit fee are implemented quarterly based on the Leverage Ratio.

Prepayment: The Revolving Loan requires mandatory prepayments in an amount equal to (i) 100% of the net proceeds of the permitted sale of assets (subject to certain exclusions and permitted reinvestments), (ii) 100% of the net proceeds of any recovery from insurance arising from an event of loss (subject to certain exclusions and permitted reinvestments), (iii) 100% of the net proceeds for the issuance of any debt or equity securities (subject to certain exclusions). Except with respect to certain asset sales, mandatory prepayments do not reduce revolving credit commitments.

Certain Covenants: The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions and materiality thresholds, the ability of the Company and its subsidiaries to sell assets and property, incur additional indebtedness, create liens on assets, make investments, loans, guarantees or advances, make distributions, dividends or payments on account of , or purchase, redeem or otherwise acquire, any of the Company’s capital stock, prepay certain indebtedness, engage in acquisitions, mergers or consolidations, engage in transactions with affiliates, amend agreements governing the Company’s indebtedness, including the Senior Secured Notes, make capital expenditures, enter into negative pledges, change the fiscal year and change the Company’s or any subsidiary’s name, jurisdiction of incorporation, or the location at which any collateral is stored.

The May 24, 2012 amendment to the Credit Agreement eliminated the June 30, 2012 outside date for the release of the liens on a small parcel of real property (the “Trappers Parcel”) underlying a portion of our casino operations which secure indebtedness owed to Greektown LLC and third parties (the “Trappers Lien”) in favor of an agreement to use commercially reasonable efforts to cause such liens to be released. The Trappers Parcel is encumbered by the Trappers Lien. While the Company believes that these third party liens are discharged pursuant to the terms of the Plan, the liens established by these mortgages were not removed from the title record or insured by the title company prior to the effective date. Historical subordination agreements from the third parties holding such mortgages exist whereby such parties have agreed not to exercise remedies until Greektown Casino has exercised such remedies under a mortgage in favor of Greektown Casino on the same parcel (“Trappers Mortgage Release”).

In addition, the Credit Agreement contains financial covenants pursuant to which the Company must achieve specified minimum EBITDA (as defined below) levels during twelve month periods ending on applicable test dates, and as of each fiscal year end, a Fixed Charge Coverage Ratio of not less than 1.05 to 1 (on a trailing twelve month basis).

On November 6, 2013, the Company and Comerica Bank executed a sixth amendment to the Credit Agreement and Consent (“Sixth Amendment”), which is contingent upon MGCB approval, which, among other things, amends the required threshold for the minimum EBITDA covenant and requires satisfaction of the covenant commencing on December 31, 2013, amends the Fixed Charge Coverage Ratio covenant measuring period to commence fiscal year end December 31, 2014, increases the applicable margin and extends the expiration of the of the Revolving Loan facility from December 30, 2014 to January 1, 2015.

“Fixed Charge Coverage Ratio” means EBITDA divided by Fixed Charges.

“EBITDA” means net income for the applicable period plus, without duplication and only to the extent deducted in determining net income, (i) depreciation and amortization expense for such period, (ii) interest expense, whether paid or accrued, for such period, (iii) all income taxes for such period, (iv) reasonable legal, accounting, consulting, advisory and other out-of-pocket expenses incurred in connection with on-going bankruptcy court proceedings related to the bankruptcy of Greektown Holdings, ending June 30, 2011, (v) for any fiscal quarter ending on or before June 30, 2012, specified non-recurring expenses, (vi) goodwill impairment charges, (vii) certain costs, fees and expenses relating to the proposed refinancing of the Senior Secured Notes or relating to the proposed stock acquisition by Athens, (viii) certain non-cash compensation expenses, (ix) non-cash purchase accounting adjustments, and (x) all other non-cash charges.

“Fixed Charges” means for any period, the sum, without duplication, of (i) all cash interest expense paid or payable in respect of such period on the funded debt of the borrower and its subsidiaries on a consolidated basis, plus (ii) all installments of principal or other sums paid or due and payable during such period by the borrower or any of its consolidated subsidiaries with respect to funded debt (other than the advances and the original principal payment made with respect to permitted refinancing indebtedness), plus (iii) all income taxes paid or payable in cash during such period, plus (iv) all restricted payments paid or payable in cash in respect of such period by the borrower (other than dividends on capital stock of the borrower that were accrued and not paid), plus (v) all unfinanced capital expenditures of the borrower and its consolidated subsidiaries for such period (except certain excluded capital expenditures), plus (vi) all capitalized rent and lease expense of the borrower and its consolidated subsidiaries for such period, all as determined in accordance with GAAP.

Event of Default: The Revolving Loan contains certain events of default, including failure to make required payments; breaches of covenants which are not cured within a stated cure period or any representations and warranties in any material adverse respect; defaults under certain other indebtedness; certain judgments against the Company for the payment of money; failure to keep any material provision of any loan document valid, binding and enforceable; a change of control; an event of bankruptcy or insolvency; loss of the Company’s gaming license to the extent such loss is reasonably likely to cause a material adverse effect; the Company becomes the subject of certain enforcement actions if such enforcement action has not been dismissed or terminated within 60 days after commencement; or the Company becomes prohibited from conducting gaming activities for a period of greater than thirty consecutive days. A default could result in, among other things, a termination of the revolving credit commitment and acceleration of amounts outstanding under the Revolving Loan.

Further, the Company and its subsidiaries have agreed to collaterally assign the mortgage in favor of the Company as well as a mortgage under which a pre-bankruptcy affiliate of the Company is the borrower (but as to which the Company is also the beneficiary of a collateral assignment to secure the mortgage in favor of us) to the lenders under the Revolving Loan on a first-priority basis to the holders of the Senior Secured Notes on a second-priority basis. However, if the subordination agreements and the collateral assignment of the mortgage in favor of the Company and under which the Company’s pre-bankruptcy affiliate is the borrower were determined not to be enforceable, such mortgages could be deemed to have a higher priority than the mortgage on such property that the Company is granted to holders of the Senior Secured Notes.

In the event that the holders of such mortgages are able to exercise their rights under such mortgages, they would be entitled, among other remedies, to foreclose such liens which could result in the Company’s loss of title to such property.

As of September 30, 2013, the Company had $28.6 million of borrowing availability under the Credit Agreement ($43.5 million of commitment less $13.5 million in borrowing in relation to the construction of the valet parking garage less outstanding letters of credit of approximately $1.4 million).

As of September 30, 2013, the Company was in compliance with its covenants under the Indenture and the Credit Agreement.

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

The fixed charge coverage ratio is measured on a trailing four quarter basis. We are required to comply with this covenant for so long as any indebtedness is outstanding under our Revolving Loan facility and the Senior Secured Notes. Although we were in compliance with this covenant as of December 31, 2012, the Company was not able to maintain the required minimum ratio of EBITDA to fixed charges for the twelve month measurement periods ended March 31, 2013, June 30, 2013 and September 30, 2013. At the April 9, 2013, June 11, 2013 and September 9, 2013 meetings of the MGCB, the MGCB approved the Company’s request for suspension of the covenant for the measurement periods ending March 31, 2013, June 30, 2013 and September 30, 2013, respectively. The MGCB order also contains a limitation on certain restricted payments.

If we fail to comply with these requirements and we are not able to obtain a waiver from the MGCB, we could be subject to additional restrictions on our ability to operate our casino business, fines and suspension or revocation of our gaming license. The renovation of our gaming license or its suspension for more than a short time could result in an event of default under the credit agreement governing the Revolving Loan facility and an event of default under the Indenture governing the Senior Secured Notes and could materially adversely affect or eliminate our ability to generate revenue from our casino operations. Even though we obtained a suspension of the covenant for the measurement periods ending March 31, 2013, June 30, 2013 and September 30, 2013 from the MGCB, the MGCB may impose additional covenants or other restrictions on our ability to incur indebtedness, which could materially adversely affect our business.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6.  Exhibits

The following is a list of exhibits filed as part of this Report:

10.1*	Sixth Amendment to Credit Agreement and Consent, dated as of November 6, 2013, between Greektown Superholdings, Inc. and Comerica Bank.

31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEKTOWN SUPERHOLDINGS, INC.

By:	/s/ Michael Puggi
Name:	Michael Puggi
Title :	President and Chief Executive Officer

	By:	/s/ Glen Tomaszewski
	Name:	Glen Tomaszewski
	Title :	Senior Vice President, Chief Financial Officer and Treasurer

November 8, 2013