Form 10-K
period 2013-12-31
Greektown Superholdings, Inc.
filed 2014-02-14
CIK 1487685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

GREEKTOWN HOLDINGS, L.L.C.
(Exact name of registrant as specified in its charter)

Michigan	20-3579386
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

Commission file number: 000-1432622

555 East Lafayette
Detroit, Michigan 48226
(Address of principal executive offices and zip code)

(313) 223-2999
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
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

2

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

PART I

ITEM 1. BUSINESS

Background

Greektown Holdings, L.L.C is the successor by merger to Greektown Superholdings, Inc.

Greektown Holdings, L.L.C. ("Greektown Holdings," and together with its wholly-owned subsidiaries "we," "our," "us," or the "Company," unless otherwise required) was formed in September 2005 as a limited liability company. Greektown Holdings owns Greektown Casino L.L.C. ("Greektown LLC"), which is engaged in the operation of a hotel and casino gaming facility known as Greektown Casino-Hotel ("Greektown Casino") located in downtown Detroit. Greektown Casino opened November 10, 2000 under a license granted by the Michigan Gaming Control Board ("MGCB") and a development agreement with the city of Detroit (the "Development Agreement").

Greektown Superholdings, Inc. (“Greektown Superholdings”) was incorporated under the laws of the state of Delaware on March 17, 2010. On June 30, 2010, each of Greektown Superholdings and its wholly-owned subsidiary, Greektown Newco Sub, Inc. (the “Newco Sub”), held 50% of the outstanding membership interests of Greektown Holdings. Greektown Superholdings was a holding company that had no other operating assets.

Between April 2013 and June 2013, Athens Acquisition LLC (“Athens”), a company owned by Daniel Gilbert, acquired from shareholders of Greektown Superholdings securities representing an aggregate of 97.6% of voting power of all securities of Greektown Superholdings.

In December 2013, Greektown Superholdings was restructured upon the consummation of the following events: (i) a "reverse stock split," upon which Athens cashed out the remaining shareholders of Greektown Superholdings and therefore took Greektown Superholdings private; (ii) assumption of Greektown Mothership Corporation ("Greektown Mothership"), a Delaware corporation formed in October 2013, of the obligations and rights as a co-issuer of the outstanding Senior Secured Notes; (iii) merger of Greektown Newco Sub., Inc., a wholly owned subsidiary of Greektown Superholdings, with Greektown Superholdings as the surviving entity; (iv) merger of Greektown Superholdings with and into its wholly owned subsidiary, Greektown Holdings, with Greektown Holdings as the surviving entity; and (v) insertion of Greektown Mothership, LLC, a subsidiary of Athens, into the corporate structure as the parent of Greektown Holdings.

Business Overview

We own and operate Greektown Casino which opened in November 2000 within the historic Greektown district of downtown Detroit. Greektown Casino is one of only three commercial casinos licensed to operate in the state of Michigan. Greektown Casino offers a full range of gaming, dining and entertainment alternatives, including:

●
approximately 100,000 square-feet of gaming space with approximately 2,850 slot machines and approximately 63 table games, including a 12,500 square-foot salon dedicated to high-limit gaming, and a live poker room;

●	approximately 3,709 attached parking spaces, including 899 parking spaces for valet parking services, and 1,750 unattached parking spaces;

●	approximately 10,000 square feet of convention space;

●	a 400-room hotel;

●	several restaurants and food outlets on the gaming floor; and

●	multiple bars and entertainment facilities.

Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and several interstate highways passing through the downtown of the city of Detroit. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors. As of December 31, 2013, we had approximately 1.7 million people in our database for Club Greektown. The gaming market in the Detroit area, which consists of three commercial casinos in Michigan (the “Detroit Commercial Casinos”), together with the commercial casino in Windsor, Ontario (the “Metro Detroit Gaming Market”) is primarily a “drive-to” gaming market, with over 95% of our patrons residing within 100 miles of Greektown Casino.

We have initiated strategic plans to renovate and reposition Greektown as a first class gaming property designed to grow the market and our share of it. Our strategic plans encompass operational efficiencies and facility improvements, which we believe will translate into increased revenue, operating margins and cash flow. Our new senior management team has identified and initiated several revenue generating and cost-saving programs, including improving our IT, management and other back office systems while revamping our customer service, marketing and players club programs. We believe these initiatives will not only improve our margins but will also lay the groundwork for a strong operating model for our business. Through our physical renovation plan, we are planning to create a more open, spacious and inviting atmosphere as well as enhance our gaming offering, which we believe will enable us to attract new patrons and drive increased customer loyalty. These investments are expected to cost $125.0 million to $150.0 million. We plan to begin construction in the second half of 2014 and expect to complete the renovation within 24 months of commencement.

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

Competition

The Detroit Commercial Casinos are the only three commercial casinos in the state of Michigan and consist of Greektown Casino, MGM Grand Detroit (“MGM Detroit”) and MotorCity Casino (“MotorCity”) (the”Detroit Commercial Casinos”). An additional competitor, Caesars Windsor, is located across the Detroit River in Canada. Caesars Windsor is owned by the Ontario government and is accessible from Detroit via bridge or tunnel. Collectively, the three Detroit Commercial Casinos and Caesars Windsor make up the Metro Detroit Gaming Market.

The gaming market in the state of Michigan, which contains both commercial and tribal casinos, consists of the Detroit Commercial Casinos and twenty-three Native American-owned gaming facilities that operate under compacts. Four race tracks are also located in the state of Michigan, each of which offers horse betting, but are not authorized to offer slot machine or table gaming. There is also a race track in Windsor that is not authorized to offer slot machines or table games.

In addition to the Metro Detroit Gaming Market, the state of Ohio opened four commercial casinos in 2012 and 2013, which include the Horseshoe Casino in Cleveland, Hollywood Casino in Toledo, Hollywood Casino in Columbus, and Horseshoe Casino in Cincinnati. In addition, three race tracks in Ohio opened during 2013, all offering slot machines.

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

The table below illustrates Greektown Casino’s percentage of the total adjusted gross gaming revenues of the Detroit Commercial Casinos for years ended December 31, 2013 and 2012. The total adjusted gross receipts for the Detroit Commercial Casinos decreased approximately 4.7% in 2013. For more information, see Part II Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2013	2012
Detroit Commercial Casinos (1)
MGM Detroit	42.0%	42.7%
MotorCity	33.7%	32.4%
Greektown Casino	24.3%	24.9%
Total	100.0%	100.0%

(1)	Market share values for the Detroit Commercial Casinos in the above table and elsewhere in this statement were obtained from the MGCB website: http://www.michigan.gov/mgcb.

Below is a more detailed summary of the gaming amenities offered by MGM Detroit, MotorCity and Caesars Windsor.

MGM Detroit. MGM Detroit was the first casino to open in Detroit, in July 1999, and since 2001 has generally been the market leader based on share of adjusted gross gaming revenues. In October 2007, MGM Detroit completed construction of a new, permanent casino. The new facility houses approximately 100,000 square feet of gaming space with an estimated 4,000 slot machines and 100 table games, including poker, 400 hotel rooms, and11 restaurants/bars and entertainment venues. The property also offers a 30,000-square-foot meeting facility, which includes a 14,000-square-foot ballroom. For the year ended December 31, 2013, MGM Detroit’s adjusted gross casino revenues were $566.8 million, representing a 6.3% decrease from the comparable period in the prior year. MGM Resorts International owns a controlling interest in MGM Detroit, with the remaining interest held by Detroit Partners, LLC, a group of local residents and businesses. MGM Detroit benefits from the use of a national player database.

MotorCity. MotorCity was the second casino to open in Detroit, in December 1999, and since 2001 has generally maintained a second-place market position based on share of adjusted gross gaming revenues behind MGM Detroit. In 2008, MotorCity completed its expanded complex. The renovated facility has 100,000 square feet of gaming space with an estimated 3,000 slot machines and 70 table games, including poker, 8 restaurants/bars, three entertainment venues, a 400-room hotel, a spa and a 1,500 seat theater. For the year ended December 31, 2013, MotorCity’s adjusted gross casino revenues were $454.3 million, representing a 1.2% decrease from the comparable period in the prior year. The facility is privately owned by its sole stockholder, Marian Ilitch.

Caesars Windsor. Caesars Windsor opened in May 1994. Caesars Windsor is the largest casino-resort in Canada and is owned by the government of Ontario and operated by a consortium that includes Caesars Entertainment, Inc. and Hilton Hotels Corporation. At its peak in the late 1990s, the casino attracted in excess of six million visitors annually. In 2008, Caesars Windsor completed an expansion of its casino costing approximately CAD $400 million, which resulted in a complex of approximately 100,000 square feet of gaming space, 90 table games, including poker, 2,500 slot machines and 3,000 parking spaces. Caesars Windsor also offers 758 hotel rooms, a 5,000 seat entertainment center and approximately 100,000 square feet of convention space. Caesars Windsor’s adjusted gross gaming revenues for the year ended December 31, 2013 were not publicly available prior to the issuance of this report.

Ohio Casinos

On November 3, 2009, a casino initiative passed in the state of Ohio authorizing casino-style gaming at four locations within the state: Cincinnati, Cleveland, Columbus and Toledo. Hollywood Casino in Toledo and Horseshoe Casino in Cleveland opened in May 2012. Hollywood Casino in Columbus opened in October 2012. Horseshoe Casino in Cincinnati opened in March 2013. The Toledo, Cleveland, Columbus, and Cincinnati casinos are approximately 60 miles, 180 miles, 210, and 260 miles from the city of Detroit, respectively. Below is a more detailed summary of amenities offered by Horseshoe Cleveland, Hollywood Toledo, Hollywood Columbus, and Horseshoe Cincinnati.

Horseshoe Cleveland. Horseshoe Cleveland was the first casino to open in Ohio, in May 2012. The new smoke-free facility has approximately: 96,000 square feet of gaming space; 1,800 slot machines; 119 table games, including poker and 4 restaurants. For the year ended December 31, 2013, Horseshoe Cleveland’s reported adjusted gross revenues were $242.6 million. Rock Ohio Caesars, a joint venture between Caesars Entertainment and Rock Gaming, owns and operates Horseshoe Cleveland. Rock Gaming is controlled by Daniel Gilbert, and is therefore an affiliate of the Company.

Hollywood Toledo. Hollywood Toledo was the second casino to open in Ohio, in May 2012. The new smoke-free facility has approximately: 125,000 square feet of gaming space; 2,000 slot machines; 60 table games including a 20-table poker room, 4 restaurants and 2,450 parking spaces. For the year ended December 31, 2013, Hollywood Toledo’s reported adjusted gross revenues were $183.4 million. Penn National Gaming owns and operates Hollywood Toledo.

Hollywood Columbus. Hollywood Columbus opened in Columbus in October 2012. The new smoke-free facility has approximately: 160,000 square feet of gaming space; 2,500 slot machines; 79 table games; 36 tables of live poker; 4 restaurants and 3,700 parking spaces. For the year ended December 31, 2013, Hollywood Columbus’s reported adjusted gross revenues were $210.8 million. Penn National Gaming owns and operates Hollywood Columbus.

Horseshoe Cincinnati. Horseshoe Cincinnati. Horseshoe Cincinnati opened in Cincinnati in March 2013. The new smoke-free facility has approximately: 100,000 square feet of gaming space; 2,000 slot machines; 85 table games; 31 tables of live poker; 5 restaurants and 2,500 parking spaces. For the partial year ended December 31, 2013, Horseshoe Cincinnati's reported adjusted gross revenues were $184.5 million. Rock Ohio Caesars, a joint venture between Caesars Entertainment and Rock Gaming, owns and operates Horseshoe Cincinnati. Rock Gaming is controlled by Daniel Gilbert, and is therefore an affiliate of the Company.

Michigan tribal gaming

Twenty-three Native American-owned casinos are currently operating in western, central and northern Michigan, the closest of which is 113 miles from Greektown Casino. A number of additional Native American casinos are in various stages of the planning process:

●
In 2002, two tribes entered into land settlement agreements with the state of Michigan and both tribes have sought and continue to seek congressional approval of the agreements to take the land into trust for new land-based casinos. One tribe is seeking to locate a casino in Monroe County, Flint, or Romulus, which would be within 20 to 75 miles of Greektown Casino. The other tribe is seeking to locate a casino in Port Huron, which would be within 75 miles of Greektown Casino.

●	Another tribe has been federally recognized and is seeking to enter into a compact with the state of Michigan for a casino in western Michigan.

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

●
A tribe has publicly announced its intentions to construct a $245 million casino development in the city of Lansing, Michigan, which would be approximately 90 miles from Greektown Casino. The tribe is required to comply with federal statutory and regulatory requirements, including the Indian Gaming Regulatory Act and the Michigan Indian Land Claim Settlement Act, or seek U.S. Congressional approval before it can operate a casino in Lansing as tribal casinos are generally restricted to their own reservations. In December 2013, the federal court of appeals overturned a preliminary injunction requested by the state of Michigan which prevented the tribe from asking the federal government to put the land in trust for the casino. The decision opens the door for the tribe to ask the federal government to take the land in downtown Lansing into trust for the tribe.

The opening of additional Native American-owned casinos near the city of Detroit or elsewhere in the state of Michigan could have a detrimental effect on Greektown Casino’s revenues.

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

Lottery

We also compete with the state of Michigan’s Lottery Division, which offers a variety of lottery tickets and drawings. Additionally, the MGCB began overseeing and licensing charitable gaming for nonprofit organizations throughout the state of Michigan in 2012. In 2004, the state of Michigan also introduced new “Club Games,” including keno and various pull-tab games, in licensed bars and restaurants. Michigan Lottery has recently announced its plans to move forward with offering ticket sales for instant and draw games for purchase on-line and via mobile and tablet applications. These options are expected to be available later this year.

Internet Gaming

The Department of Justice (“DOJ”) under the current federal administration had originally expressed the view that the U.S. Wire Act of 1961 applied to all forms of Internet gambling, and therefore all Internet gambling was illegal under the existing law. However, the DOJ has since concluded that the Wire Act of 1961 is limited only to sports betting. The Unlawful Internet Gambling Enforcement Act (“UIGEA”) was passed into law in 2006. The UIGEA attacks the payment mechanisms used to place bets, and pay off winners, through the thousands of offshore online gambling sites currently in operation. The statute makes it illegal for banks, credit card companies or similar institutions to collect on a debt incurred through an online gambling site. However, the UIGEA did not update the federal Wire Act of 1961 to specifically apply to all forms of online gambling. There are ongoing efforts at the federal level to legalize internet gaming, including, but not limited to, internet poker, but no such efforts have yet been successful. Currently, three states have legalized online gambling: Delaware, Nevada and New Jersey. Should online poker or other forms of internet gambling become legal in additional states or throughout the United States, it would increase the level of competition we face.

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

Employees and Unions

As of December 31, 2013, we employed approximately 1,824 people, of which approximately 1,422 or 78% are unionized employees, across various functional areas. Our unionized employees are members of two union groups: (i) the Detroit Casino Council (the “DCC”), which is made up of five unions, the UAW, HERE, Teamsters, Carpenters and Operating Engineers, and (ii) the International Union, Security, Police, Fire Professionals of America (the “SPFPA”), which consists of security personnel. The DCC union which represents the majority of our employees ratified a four year labor agreement with Greektown Casino on October 24, 2011. The SPFPA ratified a four year labor agreement with Greektown Casino on June 16, 2012. We consider our relationships with our employees and the labor unions to be good.

Business Seasonality

Our gaming operations are affected by the weather. We have experienced downturns in customer volume during the summer months and increases in volume during winter months, although we do experience lower volume during winter storms and harsh or extreme cold winter weather. These seasonal and adverse weather conditions in the Detroit metropolitan area may discourage potential customers from visiting us. We believe we have also experienced downturns in customer volume as a consequence of nearby road repairs and construction, which generally occur in the spring, summer and fall, as well as during various sporting or entertainment events simultaneously taking place within the downtown area of the city of Detroit.

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

Intellectual Property

We believe it is important to protect our significant trademarks and service marks by registering them for use in connection with the underlying goods and services, as appropriate at the federal or state of Michigan level. Some, but not all of the significant trademarks include “GREEKTOWN CASINO,” “GREEKTOWN CASINO (& DESIGN),” “LET THE PARTY BEGIN AT GREEKTOWN!”, “GREEKTOWN CASINO-HOTEL”, and “CLUB GREEKTOWN” are registered in the U.S. Patent and Trademark Office. The restaurant and bar trademarks “ASTERIA,” “BISTRO 555,” “TRAPPER’S PATIO,” “TRAPPER’S SNACK BAR,” and “THE FRINGE” is registered with the state of Michigan. Finally, the advertising marks “BONU$ PLAY,” “BONU$ BUCKS,” “BONU$ BET,” “BONU$ POINTS,” “GREEKTOWN CASINO-HOTEL (NEW logo),” and “DETROIT’S WINNING ADDRESS” are registered with the state of Michigan.

Government Regulation

The ownership and operation of our gaming facility is subject to various state of Michigan and city of Detroit laws, rules and regulations. We are subject to the provisions of the Michigan Gaming Act and rules promulgated thereunder (the “Michigan Rules”), the MGCB, including the MGCB rules (the “MGCB Rules”) and MGCB orders and resolutions (“MGCB Orders and Resolutions”) and various local ordinances and regulations, and are subject to the regulatory control of the MGCB, the city of Detroit and the Michigan Liquor Control Commission. Additionally, we must comply with a variety of federal regulations (i.e. Bank Secrecy Act, U.S. Patriot Act, Office of Foreign Assets and Control, and others). The following is a summary of the provisions of the material laws and regulations applicable to our gaming operations and other laws and regulations applicable to us. The summary does not purport to be a comprehensive description and is qualified in its entirety by reference to the appropriate laws and regulations.

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

The Michigan Gaming Act and Michigan Rules provide for annual license renewal as long as the MGCB determines that the casino licensee continues to meet the requirements established by the Michigan Gaming Act and Michigan Rules. Greektown LLC’s original license was issued on November 10, 2000. As of year ended December 31, 2013, the Company was in compliance in all material respects with the MGCB licensing requirements.

In connection with our emergence from Chapter 11, the MGCB issued an order granting approval of our revised ownership structure, capitalization and management which provides that we must comply with certain covenants, including a minimum fixed charge coverage ratio maintenance covenant. The Company was not able to maintain the required minimum ratio of EBITDA to fixed charges for the twelve month measurement periods ending March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013. At the April 9, 2013, June 11, 2013, September 9, 2013 and December 11, 2013 meetings of the MGCB, the MGCB approved the Company’s request for suspension of the covenant for the measurement periods ending March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, respectively. The MGCB order also contains a limitation on certain restricted payments. Refer to Item 1A. Risk Factors “We are subject to compliance with a regulatory fixed charge coverage maintenance covenant required by the MGCB”.

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

Michigan Gaming Taxation and Fees

Under the provisions of the Michigan Gaming Act, we must pay a combined state of Michigan and city of Detroit wagering tax equal to 19% of adjusted gross receipts payable daily and a municipal services fee in an amount equal to the greater of 1.25% of adjusted gross receipts or $4.0 million annually. For the years ended December 31, 2013 and December 31, 2012, we paid gaming taxes, inclusive of 19% wagering tax, 1.25% municipal service fee, and 1% city of Detroit Development Agreement tax (defined below), of $69.9 million and $74.8 million, respectively. These gaming taxes are included in Greektown Casino’s operating expenses. In addition to gaming taxes, we are required to make an annual payment for certain costs to the MGCB. During the years ended December 31, 2013 and December 31, 2012, the Company paid a fee of approximately $10.8 million and $10.6 million, respectively, to the MGCB. The Company recorded expense of approximately $10.6 million and $10.3 million related to the amortization of the annual fees for the years ended December 31, 2013 and December 31, 2012, respectively. The MGCB fees are included in Greektown Casino’s general and administrative expenses. These gaming taxes and fees are in addition to the taxes, fees and assessments customarily paid by business entities conducting business in the state of Michigan and the city of Detroit.

If the Michigan Lottery Act is amended to allow casino operations to be conducted at race tracks in Michigan, the state wagering tax rate will be reduced to 18%. Any amendment would require voter approval, as mandated by Proposal 1.

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

From March 1998 through December 31, 2013, the city of Detroit has been paid approximately $128.2 million under the terms of the Development Agreement, excluding casino gaming taxes.

In addition to gaming taxes, we are also obligated to pay 1% of our adjusted gross receipts to the city of Detroit, to be increased to 2% of our adjusted gross receipts in any calendar year in which adjusted gross receipts exceed $400 million, beginning on the day our adjusted gross receipts exceed $400 million and continuing until the end of that calendar year. In addition, when adjusted gross receipts exceed $400 million, we would be required to pay $4 million to the city of Detroit. We did not exceed the $400 million in adjusted gross receipts for the calendar year ended December 31, 2013.

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

●
Transfer of ownership restrictions prohibiting the transfer of our casino operations by us and prohibiting certain of our direct and indirect owners from transferring their equity interests without the consent of the city of Detroit, subject to an exception which applies while we are a public company.

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

In addition, we compete with other gaming facilities throughout the state of Michigan and surrounding states as well as nationwide, including casinos located on Native American reservations and other land-based casinos. Twenty-three Native American-owned casinos are currently operating in western, central and northern Michigan, the closest of which is 113 miles from Greektown. Furthermore, two tribes have entered into land settlement agreements with the state of Michigan, and both tribes are currently seeking U.S. Congressional approval of the agreements to take the land into trust for new land-based casinos. One tribe is seeking to locate a casino in Michigan in one of Monroe County, Flint or Romulus, while the other tribe is seeking to locate a casino in Port Huron, and both proposed casinos would be within 20-75 miles of Greektown Casino. No U.S. Congressional approval has yet been obtained, but one tribe has partnered with a developer to seek Congressional and state approvals. Also, another tribe has been federally recognized and is seeking to enter into a compact with the state of Michigan for a casino in western Michigan, and an additional tribe has indicated that it intends to apply to the Bureau of Indian Affairs for trust status for a site in Romulus. Furthermore, a tribe has publicly announced its intentions to construct a $245 million casino development in Lansing, Michigan outside of its reservation, which would be approximately 90 miles from Greektown Casino. The tribe is required to comply with federal statutory and regulatory requirements, including the Indian Gaming Regulatory Act and the Michigan Indian Land Claim Settlement Act, or seek U.S. Congressional approval before it can operate a casino in Lansing as tribal casinos are generally restricted to their own reservations. Michigan also features four race tracks which offer horse betting but are not authorized to offer slot machines or table gaming, and there is an additional race track in Windsor, Ontario, Canada, which is not authorized to offer slot machines or table games.

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

On November 3, 2009, a casino initiative passed in the state of Ohio authorizing casino-style gaming at four locations within the state: Cincinnati, Cleveland, Columbus and Toledo. Hollywood Casino in Toledo and Horseshoe Casino in Cleveland opened in May 2012. Hollywood Casino in Columbus opened in October 2012. Horseshoe Casino in Cincinnati opened in March 2013. The Toledo, Cleveland, Columbus and Cincinnati casinos are approximately 60 miles, 180 miles, 210 miles, and 260 miles from the city of Detroit, respectively.

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

Capital expenditures and improvements could disrupt our gaming operations and result in a reduction of future revenue. Additionally, delays in capital projects or construction could result in increased costs that would require additional capital.

Capital projects directed at improving Greektown Casino could disrupt our operations by requiring us to temporarily close certain portions of the casino, which could negatively affect our operating results. We are currently planning significant renovations of Greektown Casino, which we anticipate will begin in 2014 and last approximately two years. Construction will be phased through the casino during the renovations in order to moderate its impact on our business and cash flow. We anticipate that our gaming operations will still be disrupted to a certain degree, however, as we have to limit customer access to certain of our gaming offerings during the renovations. These disruptions could negatively affect our business and result in a reduction of future revenue and cash flow during the renovations. While we plan to implement various initiatives during the renovations designed to attract customers in order to mitigate any such disruptions, these initiatives may not be successful or may be unable to fully mitigate any losses we experience as a result of the disruptions. In addition, delays in starting or completing capital projects could result in increased costs that were not previously contemplated. Such unforeseen overruns may require additional capital, which we may or may not be in a position to obtain. We do not anticipate receiving a guaranteed maximum price contract for the renovations. In addition, if capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash. These capital improvements may give rise to the following additional risks, among others:

•	construction cost overruns and delays;

•	exposure under completion or other guarantees;

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun; and

•	disruption in service and hotel room availability causing reduced demand, occupancy and rates.

We have incurred net losses in recent periods. We may continue to incur losses in the future.

We recorded net losses of $30.9 million and $23.8 million for the years ended December 31, 2013 and 2012, respectively. We expect to incur losses in fiscal 2014 and may incur losses in future periods. Our future profitability depends on our ability to generate enough revenues to pay regulatory fees and gaming taxes and other mostly variable expenses, such as payroll and marketing, as well as mostly fixed expenses such as our property taxes and interest expense. For more information, see Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our business has been and may continue to be adversely affected by the economic downturn experienced in the United States, and more particularly in the Detroit metropolitan area, as we are highly dependent on discretionary spending by our patrons. Changes in discretionary consumer spending or consumer preferences brought about by factors such as continued unemployment, perceived or actual deterioration in general economic conditions, increases in fuel costs, perceived or actual decline in disposable consumer income and wealth, the global economic recession and changes in consumer confidence in the economy may continue to reduce customer demand for the leisure activities we offer and may adversely affect our revenues and operating cash flow.

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

We are subject to the Michigan Gaming Act and the Michigan Rules, and to local regulation by the city of Detroit, including the Development Agreement with the city of Detroit. Under the state of Michigan Rules, we may not make a public offering of our securities or enter into a debt transaction affecting the capitalization or financial viability of our gaming operations without the prior approval of the MGCB and compliance with the Development Agreement.

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

The fixed charge coverage ratio is measured on a trailing four quarter basis. We are required to comply with this covenant for so long as any indebtedness is outstanding under our Revolving Loan facility and the Senior Secured Notes. The Company was not able to maintain the required minimum ratio of EBITDA to fixed charges for the twelve month measurement periods ending March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013. At the April 9, 2013, June 11, 2013, September 9, 2013 and December 11, 2013 meetings of the MGCB, the MGCB approved the Company’s request for suspension of the covenant for the measurement periods ending March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, respectively. The MGCB order also contains a limitation on certain restricted payments. The MGCB order also contains a limitation on certain restricted payments. See “Regulatory Covenants.”

If we fail to comply with these requirements and we are not able to obtain a waiver from the MGCB, we could be subject to additional restrictions on our ability to operate our casino business, fines and suspension or revocation of our gaming license. The revocation of our gaming license or its suspension for more than a short time could result in an event of default under the credit agreement governing the Revolving Loan facility and an event of default under the indenture governing the Senior Secured Notes and could materially adversely affect or eliminate our ability to generate revenue from our casino operations. Even though we obtained a suspension of the covenant for the measurement periods ending March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013 from the MGCB, the MGCB may impose additional covenants or other restrictions on our ability to incur indebtedness, which could materially adversely affect our business.

To service our indebtedness, we require a significant amount of cash, our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to make scheduled payments on and to refinance our indebtedness, including the Senior Secured Notes (defined in Item 7, Liquidity and Capital Resources), and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic and competitive conditions and to certain financial, competitive, business, legislative, regulatory and other factors that are beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, including the Senior Secured Notes, or to fund our other liquidity needs, we will need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations.

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

Our gaming operations and results of operations may be adversely affected by weather-related and seasonal factors. We have experienced downturns in customer volume during the summer months and increases in volume during winter months, although we do experience lower volume during winter storms and harsh or extreme cold winter weather. These seasonal and adverse weather conditions in the Detroit metropolitan area may discourage potential customers from visiting us. We believe we have also experienced downturns in customer volume as a consequence of nearby road repairs and construction, which generally occur in the spring, summer and fall, as well as various sporting or entertainment events simultaneously taking place within the downtown of the city of Detroit.

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

Proposed redevelopment projects in the city of Detroit could negatively impact our gaming revenue.

Downtown Detroit, where Greektown Casino is located, is currently undergoing significant redevelopment and revitalization. Numerous redevelopment projects in the immediate vicinity of Greektown Casino are currently being considered. While we believe this ultimately will benefit Greektown Casino and lead to increased customers and gaming revenues, the costs and complexities of such projects may be greater than we anticipate, and they could have unintended negative impacts on Greektown Casino and gaming revenues. For example, the majority of customers at Greektown Casino are locals from the Detroit metropolitan area who depend on certain main roads and arteries in Detroit, including Interstate 375, to reach Greektown Casino. The Detroit Downtown Development Authority has hired a traffic consultant to study the possibility of rebuilding or redirecting the Interstate 375 corridor adjacent to Greektown Casino, which we believe is vital to our business. The repair, redirection or removal of this freeway may lead to a decrease in customers at Greektown Casino, and accordingly, could negatively impact our gaming revenues and results of operations.

Cybersecurity risks to operational systems, security systems, or infrastructure owned by the Company, or a third-party vendor or supplier could adversely affect our operations.

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

Our historical consolidated financial information will not be comparable to financial information for future periods due to push-down accounting.

Due to the significance of the ownership interest acquired by Athens, the Company applied push-down accounting of the acquisition by Athens. The Company revalued its assets and liabilities based on their fair values at April 1, 2013 (the “Acquisition Date”), in accordance with FASB ASC 805 Business Combinations. As a result, the consolidated financial statements have been prepared to reflect the push-down accounting adjustments arising from these transactions. The preliminary purchase price allocation is based on all information currently available, however, is preliminary in nature as the third party valuations have not been finalized. The amounts reported in consolidated financial statements subsequent to the application of push-down accounting are materially different relative to historical consolidated financial statements.

The interests of Athens may conflict with or differ from our interests.

Athens and its affiliates are in the business of making investments in companies, and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. For example, Athens’ affiliate Rock Gaming, with joint venture partner Caesars Entertainment Corporation, operates Horseshoe Casinos in Cleveland and Cincinnati, Ohio, which may compete with us for customers. Any such investment may increase the potential for conflicts of interest. There are no agreements that govern the outcome of any conflicts of interest among us and any affiliates of Athens. There is no assurance that when conflicts of interest arise, any or all of these affiliates will act in our best interests or that any conflict of interest will be resolved in our favor. Moreover, the concentration of ownership held by Athens could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination that may otherwise be viewed favorably to us. Athens may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own the land on which Greektown Casino is located through Greektown LLC, except with respect to a portion of the casino complex known as the St. Mary’s School Building which we lease from Allen Vigneron, Roman Catholic Archbishop of the Archdiocese of Detroit. We also own various parking lots and garages that we own through Greektown LLC, Contract Builders or Realty Equity. We believe that all of our current facilities are in good condition and are suitable and adequate for the purposes for which they are used.

In the past, we have also entered into non-cancelable operating leases, primarily for office and for warehouse space, equipment and vehicles; certain of these leases include escalation clauses relating to the Consumer Price Index, utilities, taxes and other operating expenses. However, the Company did not enter into any of these agreements for the year ended December 31, 2013.

We lease certain portions of our owned facilities to third parties under operating leases, primarily for retail use. Rental income under these leases for the year ended December 31, 2013 was $0.6 million.

ITEM 3. LEGAL PROCEEDINGS

As part of the bankruptcy reorganization process, the Company engaged Moelis & Company, LLC (“Moelis”) to act as investment banker. The Moelis engagement letter provided for a success fee if certain requirements were met. The Company had filed a $2.6 million settlement for Moelis’s administrative claim with the United States Bankruptcy Court for the Eastern District of Michigan (“Bankruptcy Court”). The Bankruptcy Court approved the settlement on August 16, 2013 and the Company paid the settlement on September 5, 2013.

The Company requested a ruling from the Michigan Department of Treasury regarding certain potential tax liabilities under the Michigan Business Tax (“MBT”) arising from the June 30, 2010 restructuring transactions. Such potential claims include a contingent liability for gross receipts tax under the MBT. The Company had asked the Bankruptcy Court to issue a determination as to these matters. A hearing on the Company’s request for a determination was held on March 21, 2011, at which time the Bankruptcy Court requested that the parties submit further briefing. Such briefing was submitted and on May 16, 2013, the Bankruptcy Court ruled the Company was not liable for the gross tax receipts under the MBT.

The Company is a defendant in various other pending litigations. In management’s opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No established public trading market exists for the Company’s membership interests, which are held by one owner. There are no current plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our equity.

Holders

As of December 31, 2013, we had one owner of our membership interests.

Dividends

We have never paid a dividend and do not anticipate paying one in the foreseeable future. The Company may not pay any dividends unless such dividends are approved by, and issued in compliance with the regulations and restrictions imposed by the MGCB.

For information relating to Stock Based Compensation, see Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

For additional information relating to the Common Stock, Preferred Stock, and Preferred Warrants of our Predecessor, see Part III, Item 8 - Financial Statements and Supplementary Data.

Reverse Stock Split

On December 19, 2013, Greektown Superholdings, Inc. filed a Certificate of Amendment to its Restated Certificate of Incorporation (the “Certificate of Amendment “), with the Secretary of State of the state of Delaware, to effect a 1-for-104,501 reverse stock split of the Predecessor’s Series A-1 Common Stock (the “Reverse Stock Split”). The Certificate of Amendment became effective on December 19, 2013.

The MGCB approved the Reverse Stock Split and Certificate of Amendment during its meeting on December 11, 2013. As described in the Company’s definitive information statement filed with the Securities and Exchange Commission on November 27, 2013 (the “Information Statement”), the Company’s Board of Directors approved the Certificate of Amendment on December 16, 2013, and the Company’s majority stockholder, acting by written consent, approved the Certificate of Amendment.

As a result of the Reverse Stock Split, every 104,501 shares of the Predecessor’s pre-Reverse Stock Split Series A-1 Common Stock will be combined and reclassified into one share of the Company’s Series A-1 Common Stock.

No fractional shares were issued in connection with the Reverse Stock Split. In accordance with the Certificate of Amendment, stockholders who would have otherwise been due a fractional share will receive $90 per share of Series A-1 Common Stock held prior to the Reverse Stock Split. As described in the Company’s definitive information statement filed with the Securities and Exchange Commission on November 27, 2013, as a result of the Reverse Stock Split, Athens became the sole stockholder of the Predecessor.

On December 20, 2013, Newco Sub merged with and into the Company, with Greektown Superholdings surviving the merger, pursuant to an Agreement and Plan of Merger between Newco Sub and the Company (the “Newco Sub Merger”). Immediately after the Newco Sub Merger became effective, on December 20, 2013, Greektown Superholdings merged with and into Greektown Holdings, with Greektown Holdings surviving the merger, pursuant to an Agreement and Plan of Merger between Greektown Superholdings and Greektown Holdings (the “Holdings Merger”). The Holdings Merger resulted in a taxable liquidation of Greektown Superholdings.

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

Selected Financial Information

Due to the significance of the 97.6% ownership interest acquired by Athens in April through June, 2013 (the “Athens Transaction”), the values of the Predecessor’s assets, including intangible assets and liabilities, have been adjusted to their estimated fair values on our consolidated balance sheet. We revalued the assets and liabilities based on their fair values at the date Athens acquired a controlling interest in the Company, effective April 1, 2013 (“Acquisition Date”), in accordance with business combination accounting standards (push-down accounting). Accordingly, a new basis of accounting had been established and, for accounting purposes, the old entity (the “Predecessor”) has been terminated and a new entity (the “Successor”) had been created. This distinction is made throughout this Annual report on Form 10-K through the inclusion of a vertical black line between the Predecessor and the Successor. See Note 3 for further information on the Athens Transaction. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations the preliminary allocation is subject to additional adjustments within one year from the Athens Transaction as valuations are finalized.

(in thousands)	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2013	2013	2012
Statement of Operations Data:
Revenues:
Casino	$236,912	$85,613	$346,544
Food and beverage	17,627	5,939	22,827
Hotel	9,595	3,070	12,117
Other	4,811	1,491	5,414
Total revenues	268,945	96,113	386,902
Less promotional allowances	44,272	15,035	55,186
Net revenues	224,673	81,078	331,716
Direct operating expenses	144,927	52,768	211,767
Indirect operating expenses	102,732	22,534	76,331
Total operating expenses	247,659	75,302	288,098
Income from operations	(22,986)	5,776	43,618
Other expense	(29,938)	(15,185)	(60,475)
Loss before provision for income taxes	(52,924)	(9,409)	(16,857)
Provision for income taxes	33,193	(1,746)	(6,938)
Net income/(loss)	$(19,731)	$(11,155)	$(23,795)

Background and Overview

Greektown Holdings, L.L.C is the successor by merger to Greektown Superholdings, Inc.

Greektown Holdings, L.L.C. (“Greektown Holdings,” and together with its wholly-owned subsidiaries “we,” “our,” “us,” or the “Company,” unless otherwise required) was formed in September 2005 as a limited liability company. Greektown Holdings owns Greektown Casino L.L.C. (“Greektown LLC”), which is engaged in the operation of a hotel and casino gaming facility known as Greektown Casino-Hotel (“Greektown Casino”) located in downtown Detroit. Greektown LLC opened November 10, 2000 under a license granted by the Michigan Gaming Control Board (“MGCB”) and a development agreement with the city of Detroit (the “Development Agreement”).

Greektown Superholdings, Inc. (“Greektown Superholdings”) was incorporated under the laws of the state of Delaware on March 17, 2010. On June 30, 2010, each of Greektown Superholdings and its wholly-owned subsidiary, Greektown Newco Sub, Inc. (the “Newco Sub”), held 50% of the outstanding membership interests of Greektown Holdings. Greektown Superholdings was a holding company that had no other operating assets.

Between April 2013 and June 2013, Athens Acquisition LLC (“Athens”), a company owned by Daniel Gilbert, acquired from shareholders of Greektown Superholdings securities representing an aggregate of 97.6% of voting power of all securities of Greektown Superholdings.

 In December 2013, Greektown Superholdings was restructured upon the consummation of the following events: (i) a “reverse stock split,” upon which Athens cashed out the remaining shareholders of Greektown Superholdings and therefore took Greektown Superholdings private; (ii) assumption of Greektown Mothership Corporation (“Greektown Mothership”), a Delaware corporation formed in October 2013, of the obligations and rights as a co-issuer of the outstanding Senior Secured Notes; (iii) merger of Greektown Newco Sub., Inc., a wholly owned subsidiary of Greektown Superholdings, with Greektown Superholdings as the surviving entity; (iv) merger of Greektown Superholdings with and into its wholly owned subsidiary, Greektown Holdings, with Greektown Holdings as the surviving entity; and (v) insertion of Greektown Mothership, LLC, a subsidiary of Athens, into the corporate structure as the parent of Greektown Holdings.

Through Greektown LLC, we own and operate Greektown Casino, which opened in November 2000 within the historic Greektown district of downtown Detroit. Greektown Casino is one of only three commercial casinos licensed to operate in the state of Michigan and our Expanded Complex offers a range of gaming, dining and entertainment alternatives, including:

●
approximately 100,000 square-feet of gaming space with approximately 2,850 slot machines and approximately 63 table games, including a 12,500 square-foot salon dedicated to high-limit gaming, and a live poker room;

●	approximately 3,709 attached parking spaces, including 899 parking spaces for valet parking services, and 1,750 unattached parking spaces;

●	approximately 10,000 square feet of convention space;

●	a 400-room hotel;

●	several restaurants and food outlets on the gaming floor; and

●	multiple bars and entertainment facilities.

Access to Greektown Casino is facilitated by a nearby off-ramp from Interstate 375 and several interstate highways passing through the downtown of the city of Detroit. Our players club, known as “Club Greektown,” is a membership/loyalty program that attracts customers by offering incentives to frequent casino visitors. As of December 31, 2013, the Company had approximately 1.7 million people in our database for Club Greektown. We believe the gaming market in the Detroit area, which consists of Detroit Commercial Casinos together with the commercial casino in Windsor, Ontario (the “Metro Detroit Gaming Market”), is primarily a “drive-to” gaming market, with over 95% of our patrons residing within 100 miles of Greektown Casino.

The following significant factors and trends should be considered in analyzing our operating performance:

Business Strategy: We have initiated strategic plans to renovate and reposition Greektown as a first class gaming property designed to grow the market and our share of it. Our strategic plans encompass operational efficiencies and facility improvements, which we believe will translate into increased revenue, operating margins and cash flow. Our new senior management team has identified and initiated several revenue generating and cost-saving programs, including improving our IT, management and other back office systems while revamping our customer service, marketing and players club programs. We believe these initiatives will not only improve our margins but will also lay the groundwork for a strong operating model for our business. Through our physical renovation plan, we are planning to create a more open, spacious and inviting atmosphere as well as enhance our gaming offering, which we believe will enable us to attract new patrons and drive increased customer loyalty. These investments are expected to cost $125.0 million to $150.0 million. We plan to begin construction in the second half of 2014 and expect to complete the renovation within 24 months of commencement.

Economic Downturn: Our business has been and may continue to be adversely affected by the economic downturn experienced in the United States, and more particularly in the Detroit metropolitan area, as we are highly dependent on discretionary spending by our patrons. Factors such as continued unemployment, population decline, perceived or actual decline in disposable consumer income and wealth, increases in fuel costs, the global economic recession and changes in consumer confidence in the economy may continue to reduce customer demand for the leisure activities we offer and may continue to adversely affect our business.

Competition: We face significant competition, principally from two other casinos in the city of Detroit, MGM Detroit and MotorCity, as well as Caesars Windsor, which is located directly across the Detroit River from Detroit. MGM Detroit, MotorCity, and Caesars Windsor may each have greater name recognition and financial, marketing and other resources than we do, and all three casinos completed major renovations/expansion projects in the past several years that have the potential to increase their respective market share of the Metro Detroit Gaming Market. In addition, on November 3, 2009, a casino initiative passed in the state of Ohio authorizing casino-style gaming at four locations within the state: Cincinnati, Cleveland, Columbus and Toledo. Hollywood Casino in Toledo, Horseshoe Casino in Cleveland, and Hollywood Casino in Columbus opened in 2012. Horseshoe Casino in Cincinnati opened in March 2013. The Toledo, Cleveland, Columbus, and Cincinnati casinos are approximately 60 miles, 180 miles, 210 miles, and 260 miles from the city of Detroit, respectively. The Detroit gaming market experienced an overall gross gaming revenue decrease in 2013 of approximately $4.7% as compared to 2012.

In addition, we compete with other gaming facilities throughout the state of Michigan and surrounding states as well as nationwide, including casinos located on Native American reservations and other land-based casinos. Twenty-three Native American-owned casinos are currently operating in western, central and northern Michigan, the closest of which is 113 miles from Greektown.

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

The Department of Justice (“DOJ”) under the current federal administration had originally expressed the view that the U.S. Wire Act of 1961 applied to all forms of Internet gambling, and therefore all Internet gambling was illegal under the existing law. However, the DOJ has since concluded that the Wire Act of 1961 is limited only to sports betting. The Unlawful Internet Gambling Enforcement Act (“UIGEA”) was passed into law in 2006. The UIGEA attacks the payment mechanisms used to place bets, and pay off winners, through the thousands of offshore online gambling sites currently in operation. The statute makes it illegal for banks, credit card companies or similar institutions to collect on a debt incurred through an online gambling site. However, the UIGEA did not update the federal Wire Act of 1961 to specifically apply to all forms of online gambling. Therefore, during the 111th Congress (2009-2010), several bills pertaining to Internet gambling were introduced. There are ongoing efforts at the federal level to legalize internet gaming, including, but not limited to, internet poker, but no such efforts have yet been successful. Should online poker or other forms of internet gambling become legal in the United States, it would not only increase the level of competition we face but also increase the number of gaming opportunities. Currently, three states have legalized online gambling: Delaware, Nevada and New Jersey. Should online poker or other forms of internet gambling become legal in additional states or throughout the United States, it would increase the level of competition we face.

Business Seasonality: Our gaming operations are affected by the weather. We have experienced downturns in customer volume during the summer months and increases in volume during winter months, although we do experience lower volume during winter storms and harsh or extreme cold winter weather. These seasonal and adverse weather conditions in the Detroit metropolitan area may discourage potential customers from visiting us. We believe we have also experienced downturns in customer volume as a consequence of nearby road repairs and construction, which generally occur in the spring, summer and fall, as well as during various sporting or entertainment events simultaneously taking place within the downtown area of the city of Detroit.

Key Financial Statement Terms

Revenues

Our gross revenues are derived from casino, food, beverage, hotel, and other revenues. Our largest component of revenues is casino revenues, which represented approximately 88.1%, 89.1% and 89.6% of our total gross revenues for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively. Gross casino revenues are comprised of revenues from our slot and table games, which are calculated as the difference between the amount wagered and the amount paid to customers.

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

The following table reflects the composition of gross casino revenues for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013, and Predecessor year ended December 31, 2012 (in thousands).

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2013	2013	2012

Gross casino revenue:
Slot machines	$208,563	$76,087	$302,785
Table games	33,016	11,261	50,155
Club point expense	(4,667)	(1,735)	(6,396)
Total gross casino revenue	$236,912	$85,613	$346,544

Relationship to gross casino revenues:
Slot machines	88.0%	88.9%	87.4%
Table games	13.9%	13.1%	14.5%
Club point expense	-1.9%	-2.0%	-1.9%
Total gross casino revenue	100.0%	100.0%	100.0%

Other principal components of our revenues are our food and beverage and hotel revenues, each of which is affected by customer volume and price. The following table reflects food and beverage and hotel revenues for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013, and Predecessor year ended December 31, 2012 (in thousands).

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2013	2013	2012
Gross food and beverage and hotel revenue:
Food and beverage	$17,627	$5,939	$22,827
Hotel	9,595	3,070	12,117
Total gross food and beverage, and hotel revenue	$27,222	$9,009	$34,944

Relationship to gross revenues:
Food and beverage	6.6%	6.2%	5.9%
Hotel	3.6%	3.2%	3.1%
Total gross food and beverage, and hotel revenue	10.2%	9.4%	9.0%

Promotional Allowances

Our gross revenues are reduced by promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of food, beverage and other complimentary items furnished to customers without charge.

Direct Operating Expenses

Direct operating expenses are those that directly relate to our gaming, food and beverage, and hotel operations. The following table illustrates the composition of direct operating expenses and their relationships to net revenues for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013, and Predecessor year ended December 31, 2012 (in thousands).

	Successor	Predecessor
	Nine Months ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2013	2013	2012
Direct operating expenses:
Casino	$54,616	$19,649	$79,169
Gaming taxes	51,302	18,552	74,823
Food and beverage	12,611	4,287	15,492
Hotel	7,882	2,685	10,019
Depreciation & amortization	18,516	7,595	32,264
Total direct operating expenses	$144,927	$52,768	$211,767

Relationship to net revenues:
Casino	24.3%	24.2%	23.9%
Gaming taxes	22.8%	22.9%	22.6%
Food and beverage	5.6%	5.3%	4.7%
Hotel	3.5%	3.3%	3.0%
Depreciation & amortization	8.2%	9.4%	9.7%
Total direct operating expenses	64.4%	65.1%	63.9%

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

Indirect Operating Expenses

Indirect operating expenses consist predominantly of general overhead expenses that support our overall business, including marketing, advertising and entertainment, non-hotel facilities expenses, and other general and administrative expenses. The following table illustrates the composition of indirect operating expenses and their relationships to net revenues for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013, and Predecessor year ended December 31, 2012 (in thousands).

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2013	2013	2012
Indirect operating expenses:
Marketing, advertising and entertainment	$6,122	$2,014	$7,899
Facilities	15,354	5,389	19,907
General and administrative	35,559	12,036	48,155
Ownership transition and termination benefit expenses	3,145	2,964	—
Other	497	131	370
Goodwill impairment	42,055	—	—
Total indirect operating expenses	$102,732	$22,534	$76,331

Relationship to net revenues:
Marketing, advertising and entertainment	2.7%	2.5%	2.4%
Facilities	6.8%	6.6%	6.0%
General and administrative	15.8%	14.8%	14.5%
Ownership transition and termination benefit expenses	1.4%	3.7%	0.0%
Other	0.2%	0.2%	0.1%
Goodwill impairment	18.7%	0.0%	0.0%
Total indirect operating expenses	45.6%	27.8%	23.0%

Marketing, advertising and entertainment. Marketing, advertising and entertainment expenses primarily reflect the costs of mass media advertising, including television, radio and billboards.

Facilities. Facility expenses consist of cleaning and maintaining our non-hotel properties, valet parking and wardrobe department, the payroll and benefits to support these activities and casino utilities.

General and administrative. General and administrative expenses include the costs of insurance, property taxes, regulatory fees paid to support the MGCB, board management fees, bonuses paid under union contracts, leases associated with various parking lots, rent, professional fees, donations, and various employee costs relating to executives, security, compliance, finance, purchasing, human resources, business consulting and information technology departments.

Ownership transition and termination benefit expenses. Ownership transition and termination benefit expenses include legal costs and professional fees related to the counsel and advisors that assisted the Special Committee of the Board of Directors in the assessment of Athens’ position and other strategic alternatives and other expenses related to, or resulting from, Athens’ purchase of the Company and termination benefits resulting from the execution of employee termination agreements by the Company and certain executives.

Other indirect operating expenses. Other indirect operating expenses are primarily costs associated with maintaining the various retail parking spaces and garages, including utilities and maintenance, related to rental income.

Goodwill impairment. Goodwill impairment expense consists of the loss recognized on goodwill.

Other Income/(Expenses)

Other expenses consist primarily of interest on our indebtedness, the amortization of deferred financing costs, and accretion of premium/(discounts) on our senior notes. The following table illustrates the components of other expense and their relationships to net revenues for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013, and Predecessor year ended December 31, 2012 (in thousands).

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2013	2013	2012
Other income/(expense):
Interest expense	$(38,224)	$(12,755)	$(50,581)
Amortization of finance fees and premium (discount) senior secured notes	8,358	(2,007)	(7,540)
Refinancing expense	(157)	(235)	(1,732)
Other income/(expense)	85	(188)	(622)
Total other expense	$(29,938)	$(15,185)	$(60,475)

Relationship to net revenues:
Interest expense	-17.0%	-15.7%	-15.2%
Amortization of finance fees and premium (discount) senior secured notes	3.7%	-2.5%	-2.3%
Refinancing expense	-0.1%	-0.3%	-0.5%
Other income/(expense)	0.0%	-0.2%	-0.2%
Total other expense	-13.4%	-18.7%	-18.2%

Provision for Income Taxes

The provision for income taxes reflects our current and deferred provisions, which are considered income taxes under the Income Taxes topic of the FASB ASC. The following table illustrates the components of the provision for income taxes and their relationships to net revenues for Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013, and Predecessor year ended December 31, 2012 (in thousands).

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2013	2013	2012
Provision for income taxes:
Tax expense – current	$(221)	$(64)	$(211)
Tax benefit/(expense)– deferred	33,414	(1,682)	(6,727)
Total provision for income taxes	$33,193	$(1,746)	$(6,938)

Relationship to net revenues:
Tax expense – current	-0.1%	-0.1%	-0.1%
Tax benefit/(expense) – deferred	14.9%	-2.1%	-2.1%
Total provision for income taxes	14.8%	-2.2%	-2.2%

Refer to Note 2 - Summary of Significant Accounting Policies and Note 9 - Income taxes presented in Item 8 “Financial Statements and Supplementary Data” of this report.

Results of Operations

Period Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Overview. The consolidated financial statements of the Company for the Successor nine months ended December 31, 2013 and Predecessor three months ended March 31, 2013 are not comparable to the consolidated financial statements of the Predecessor year ended December 31, 2012 due to the effects of purchase price accounting from the Athens Transaction.

Net revenues. Net revenues for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012 were approximately $224.7 million, $81.1 million and $331.7 million, respectively. Net revenues are impacted by the general economic condition of the region, the seasonality of our business, sporting and entertainment events simultaneously taking place within the downtown of the city of Detroit, short-term disruptions related to Casino renovations, and our ability to attract customers within the Detroit gaming market. The opening of new commercial casinos in Ohio negatively impacted the Detroit gaming market in 2013 compared to 2012. Overall, the Detroit gaming market decreased 4.7% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Casino revenue represented 88.1%, 89.1% and 89.6% of gross revenues for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively.

Promotional allowances as a percentage of gross revenue were 16.5%, 15.6% and 14.3% for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively, resulting from enhanced promotional offers to our patrons in order to gain market share in light of enhanced competitive conditions in the Detroit gaming market.

Direct operating expenses. Direct operating expenses as a percentage of net revenues were 64.4%, 65.1% and 63.9% for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively. The following is a discussion of the principal drivers of trends in direct operating expenses:

●
Casino expenses. Casino-related expenses as a percentage of net revenues were 24.3%, 24.2% and 23.9% for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively. While actual casino expenses decreased during the Successor nine months ended December 31, 2013 and Predecessor three months ended March 31, 2013, they increased as a percentage of net revenues due to lower net revenues during these periods.

●
Gaming taxes. Gaming taxes as a percentage of net revenues were 22.8%, 22.9% and 22.6% for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively. Gaming taxes increased as a percentage of net revenues during the Successor nine months ended December 31, 2013 and Predecessor three months ended March 31, 2013 as a result of lower net revenues.

●
Food and beverage expenses. Food and beverage expenses as a percentage of net revenues were 5.6%, for the Successor nine months ended December 31, 2013, 5.3% for the Predecessor three months ended March 31, 2013 and 4.7% for the Predecessor year ended December 31, 2012. The increase in food and beverage expenses as a percentage of net revenues was due to two dining venues operating in the current period that were closed in the prior period for remodeling and lower net revenues.

●
Hotel expenses. Hotel expenses as a percentage of net revenues were 3.5% for the Successor nine months ended December 31, 2013, 3.3% for the Predecessor three months ended March 31, 2013 and 3.0% for the year ended December 31, 2012. The increase is due to lower net revenues in the Successor nine months ended December 31, 2013 and Predecessor three months ended March 31, 2013.

36

●
Depreciation and amortization expense. Depreciation and amortization expense as a percentage of net revenues were 8.2%, 9.4% and 9.7% for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively. The decrease was the result of the revaluation of fixed and intangible assets due to the Athens Transaction in April 2013. Refer to Note 3 “Athens Transaction” presented in Item 8 “Financial Statements and Supplementary Data” of this report for further information regarding the Athens Transaction.

Indirect operating expenses. Indirect operating expenses as a percentage of net revenues were 45.6%, 27.8%, and 23.0% for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively. The following is a discussion of the principal drivers of trends in indirect operating expenses:

●
Marketing, advertising and entertainment. Marketing, advertising and entertainment expenses as a percentage of net revenues were 2.7%, 2.5% and 2.4% for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively. The increase was primarily driven by the increase in various advertising media, production and art work, and public relations expenses to promote our new dining venues and new valet parking garage, as well as lower net revenues in the Successor nine months ended December 31, 2013 and Predecessor three months ended March 31, 2013.

Facilities. Facilities expense as a percentage of net revenues were 6.8%, 6.6% and 6.0% for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively. This increase was primarily driven by higher repairs and maintenance costs, utilities costs from the new valet parking garage and dining venues, and lower net revenues, partially offset by slightly lower payroll costs

●
General and administrative. General and administrative expenses as a percentage of net revenues were 15.8%, 14.8% and 14.5% for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively. While actual general and administrative costs decreased, due in part to the recognition of $1.0 million of use tax income related to prior years, as a percentage of net revenues they increased due to lower net revenues in the Successor nine months ended December 31, 2013 and Predecessor three months ended March 31, 2013.

●
Ownership transition and termination benefit expenses. The Company incurred $2.0 million and $3.0 million of additional legal and professional fees related to Athens’ acquisition of the Company during the Successor nine months ended December 31, 2013, and Predecessor three months ended March 31, 2013, respectively. In addition, during the fourth quarter of 2013, the Company and certain executives executed employee termination agreements resulting in termination benefits of approximately $1.2 million.

●
Other. Other indirect operating expenses as a percentage of net revenues were 0.2%, 0.2% and 0.1% for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively. The increase is primarily a result of increased payroll as well as lower net revenues in the Successor nine months ended December 31, 2013 and Predecessor three months ended March 31, 2013.

●
Goodwill impairment. In connection with the Holdings Merger, we reversed our deferred tax liability, totaling $36.4 million, as the Company is no longer subject to federal taxes. The reversal of the deferred tax liability resulted in a significant increase in the carrying value of the Company, which caused it to exceed its fair value. As a result we performed an event-driven goodwill impairment test as of December 31, 2013. Based on the results of this event-driven impairment test we recorded a Goodwill impairment charge of $42.1 million in the three months ended December 31, 2013.

Other expense. Other expense as a percentage of net revenues was 13.4%, 18.7% and 18.2% for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively. The following is a discussion of the principal drivers of trends in other expenses:

●
Interest expense. Interest expense as a percentage of net revenues was 17.0%, 15.7% and 15.2% for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively. The increase was due to additional indebtedness of $15.0 million incurred in connection with our valet garage as of December 2012, as well as lower net revenues.

●
Amortization of finance fees and accretion of premium/discount on senior notes. Amortization of finance fees and accretion of premium/discount on the Senior Secured Notes as a percentage of net revenues were 3.7%, -2.5% and -2.3% for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively. This change is related to the revaluation of the Senior Secured Notes and elimination of finance fees in April 2013 due to the Athens Transaction. The Senior Secured Notes were revalued higher than their face value, resulting in a premium. Refer to Note 3 “Athens Transaction” presented in Item 8 “Financial Statements and Supplementary Data” of this report for further information regarding the Athens Transaction.

●
Refinancing expense. The Company incurred $0.2 million during the Successor nine months ended December 31, 2013 and the Predecessor three months ended March 31, 2013 related to the refinancing effort announced in December 2012. These costs were expensed in the Successor nine months ended December 31, 2013 and Predecessor three months ended March 31, 2013 due to the expiration of lender pricing commitments in March 2013, without completion of the refinancing.

●
Other expense. Other expense as a percentage of net revenues decreased during the Successor nine months ended December 31, 2013 compared to the Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012. The decrease was primarily related to the decrease in bankruptcy-related restructuring expense during the Successor nine months ended December 31, 2013.

Provision for income taxes. During the Successor nine months ended December 31, 2013 the Company reversed the deferred tax liability of $36.4 million, contributing to a benefit of $33.2 million compared to a provision for income taxes of $1.7 million and $6.9 million for the Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively. The reversal of the deferred tax liability is a result of the legal entity restructuring that occurred in December 2013. Refer to Note 9 “Income Taxes” presented in Item 8 “Financial Statements and Supplementary Data” of this report for further information.

Liquidity and Capital Resources

Overview

Our cash requirements are for debt service, working capital, obligations under a development agreement with the city of Detroit (the “Development Agreement”), gaming taxes, and the improvement of our facilities. Cash and cash equivalents were $37.2 million as of December 31, 2013.

As of December 31, 2013, the Company had $28.6 million of available borrowings under the revolving credit facility with Comerica Bank (the “Revolving Loan”) ($42.8 million of commitment less $12.8 million in borrowings in relation to the construction of the valet parking garage less outstanding letters of credit of approximately $1.4 million). During the year ended December 31, 2013, the Company made interest payments totaling $50.2 million in relation to the 13% Senior Secured Notes using cash generated from operating activities.

As of December 31, 2013 the face amount of the outstanding debt was $397.8 million, including $385.0 million of Senior Secured Notes due in June 2015 and $12.8 million of borrowings under the revolving credit facility related to the valet parking garage. On January 2, 2014 the Company borrowed $12.0 million on the Revolving Loan, of which $8.0 million is currently outstanding. During the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, interest expense was $38.2 million, $12.8 million and $50.6 million, respectively.

The Company has engaged investment banks to obtain refinancing of the Senior Secured Notes and the Revolving Loan facility. There is no assurance when or whether any such refinancing will be consummated as it will be dependent upon, among other factors, general economic and market conditions. Any refinancing would be subject to approval from the MGCB.

We have initiated plans to renovate portions of our physical facilities, purchase new slot machines, and modernize our information technology capabilities, in addition to the advancement of other strategic priorities. These investments are expected to cost $125.0 million to $150.0 million, with renovation construction planned to begin in the second half of 2014 and end within 24 months thereafter. We intend to finance these investments through the refinancing of the Senior Secured Notes and Revolving Loan facility described above and operating cash flows, among other sources.

In February 2014, the Board of Directors approved the sale of the Company’s Fort street and Brush street parking garages and two surface lots to related parties, subject to the receipt of a third party fairness opinion. The proceeds are anticipated to be $25.0 million.

Cash Flows

Our cash flows for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012 consisted of the following (in thousands):

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2013	2013	2012
Cash flows:

Net cash provided by (used in) operating activities	$3,020	$(3,506)	$24,096
Net cash used in investing activities	(1,788)	(7,529)	(40,300)
Net cash (used in) provided by financing activities	(2,402)	—	14,892

Net decrease in cash and cash equivalents	$(1,170)	$(11,035)	$(1,312)

Net cash provided by (used in) operating activities. Net cash provided by operating activities increased for the Successor nine months ended December 31, 2013 as compared to the Predecessor three months ended March 31, 2013, primarily due to accrued interest, goodwill impairment and depreciation and amortization, offset by deferred income taxes and amortization of premium on Senior Secured Notes and operating performance. Net cash provided by operating activities decreased for the Successor nine months ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012, primarily due to deferred income taxes, amortization of premium on Senior Secured Notes, and depreciation and amortization, offset by operating performance, goodwill impairment, and accrued interest.

 Net cash used in investing activities. Net cash used in investing activities decreased for the Successor nine months ended December 31, 2013 as compared to the Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012 due to a decrease in capital expenditures. 2012 capital expenditures primarily consisted of costs related to the construction of the valet parking garage.

 Net cash (used in) provided by financing activities. Net cash used in financing activities increased for the Successor nine months ended December 31, 2013 as compared to the Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012 primarily due to the three $0.8 million principal payments related to the valet garage borrowings under the Revolving Loan facility in April, July and October 2013, as compared to $15.0 million in borrowings from the previous year.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2013 or 2012.

Purchase Agreement; Indenture; Senior Secured Notes

On June 25, 2010, the Predecessor entered into a purchase agreement (the “Purchase Agreement”), by and between the Predecessor and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Predecessor agreed to issue and sell, and the Initial Purchaser agreed to purchase, $280.2 million principal amount of its Series A 13% Senior Secured Notes due 2015 (the “Series A Notes”) and $104.8 million principal amount of its Series B 13% Senior Secured Notes due 2015 (the “Series B Notes” and, together with the Series A Notes, the “Senior Secured Notes”), which are guaranteed (the “Guarantees”) by substantially all of the Predecessor’s domestic subsidiaries (the “Guarantors” and, together with the Predecessor’s, the “Obligors”), which subsidiaries executed a joinder to the Purchase Agreement on June 30, 2010.

The Predecessor consummated the issuance and sale of the Senior Secured Notes under the Purchase Agreement in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in reliance on Regulation S under the Securities Act.

The Senior Secured Notes were issued pursuant to an indenture, dated as of June 30, 2010 (the “Indenture”), among the Predecessor, the Guarantors, and Wilmington Trust FSB, as trustee.

On December 20, 2013, Greektown Superholdings, Greektown Holdings, the Trustee and the other parties thereto entered into Supplemental Indenture No. 1, pursuant to which Greektown Mothership Corporation, a subsidiary of Athens, became a co-issuer under the Indenture.

Also on December 20, 2013, Greektown Holdings, the Co-Issuer, the Trustee and the other parties thereto entered into Supplemental Indenture No. 2, pursuant to which Greektown Holdings, as successor by merger to Greektown Superholdings, assumed all obligations of Greektown Superholdings as an issuer under the Indenture.

Maturity: The Senior Secured Notes mature on July 1, 2015, and bear interest at a rate of 13.0% per annum. Interest on the Senior Secured Notes is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2011. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

The Predecessor paid approximately $18.2 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively on January 3, 2013. Additionally, the Predecessor paid approximately $18.2 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively on July 1, 2013. Furthermore, subsequent to December 31, 2013, the Company paid approximately $18.2 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively; refer to Item 8 – “Financial and Supplementary Data.”

Guarantees: The obligations of the Obligors under the Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority senior secured basis by all of the Predecessor’s current and future domestic subsidiaries, subject to certain exceptions.

Security: The Senior Secured Notes and the related Guarantees are secured by (i) a second-priority lien on substantially all of the properties and assets of the Predecessor and each Guarantor, whether now owned or hereafter acquired, except certain excluded assets and (ii) a second-priority pledge of all the capital stock of all the subsidiaries of the Predecessor, subject to certain limitations (in each case subject to certain permitted prior liens and liens securing certain permitted priority lien debt, including borrowings under the Predecessor’s Revolving Loan agreement described below).

Optional Redemption: On or after January 1, 2013, the Predecessor may redeem some or all of the Senior Secured Notes at any time at the redemption prices specified in the Indentures plus accrued and unpaid interest and special interest, if any, to the applicable redemption date.

Mandatory Redemption: The Senior Secured Notes are subject to mandatory disposition or redemption following certain determinations by applicable gaming regulatory authorities.

The Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Predecessor has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year ended December 31, 2010. No excess cash flow payments were required to be made by the Predecessor for the fiscal year ended December 31, 2013.

If the Predecessor experiences certain change of control events, the Predecessor must offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date.

As a result of the change of control, the Predecessor commenced a change of control offer on April 22, 2013 to purchase any and all of its outstanding Senior Secured Notes under the Indenture. None of the Senior Secured Notes were validly tendered prior to the deadline on June 18, 2013.

Covenants: The Indenture contains covenants limiting the ability of Greektown Holdings and/or its direct and indirect subsidiaries to, among other things, (i) engage in businesses other than the operation of Greektown Casino; (ii) incur or guarantee additional indebtedness, except as permitted by the Indenture; (iii) create liens; (iv) make certain investments; (v) pay dividends on or make payments in respect of capital stock; (vi) consolidate or merge with other companies; (vii) sell certain assets; (viii) enter into transactions with affiliates; (ix) agree to negative pledge clauses and (x) enter into sales and leasebacks. Failure to comply with these covenants could result in a default under the Indenture unless Greektown Holdings obtains a waiver of, or otherwise mitigates, the default.

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

As discussed above, we are exploring alternatives to our current capital structure. In connection with any such refinancing, we may redeem the Senior Secured Notes in accordance with the terms set forth in the Indenture at the price specified in the Indenture (103.5% from January 1, 2014 through December 31, 2014; and par thereafter).

Revolving Loan Agreement

On June 30, 2010, the Predecessor entered into a credit agreement with Comerica Bank for the revolving loan facility (the “Revolving Loan”). On July 6, 2011, July 8, 2011, May 24, 2012, March 18, 2013, June 13, 2013 and December 20, 2013, the Predecessor and Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the “Credit Agreement”).

General: The Credit Agreement provides for the Revolving Loan, which expires on January 1, 2015. The maximum expiration of individual letters of credit is twelve months after the issuance thereof, if earlier, the maturity of the Revolving Loan. On May 24, 2012, the Predecessor and Comerica Bank executed a third amendment to the Credit Agreement (the “Third Amendment). The Third Amendment, which was approved by the MGCB, increased the aggregate principal amount available under the facility by $15.0 million to $45.0 million (including $5.0 million for the issuance of standby letters of credit). Any borrowings under the additional $15.0 million commitment were required to fund expenditures related to the new valet parking garage, and are to be repaid in quarterly installments equal to 1/20th of the amount advanced, commencing April 2013. The amendment also, among other things, excludes capital expenditures relating to the valet parking garage from the Fixed Charge Coverage Ratio calculation, discussed below, not to exceed $25.7 million.

On March 18, 2013, the Predecessor and Comerica Bank executed a fourth amendment to the Credit Agreement and Consent (the “Fourth Amendment”). The Fourth Amendment, which was approved by the MGCB on March 12, 2013, extended the expiration of the Revolving Loan facility from December 30, 2013, to December 30, 2014, amended the definition of “EBITDA” to add back the items described in clauses (vi) through (x) of the summarized definition of “EBITDA” below, added certain capital expenditures to the list of items excludable from the “Fixed Charges” definition, reduced the requirements under the minimum EBITDA covenant for certain periods, and gave Comerica Bank’s consent to the acquisition of 51% or more of the capital stock of the Predecessor by Athens.

On June 13, 2013, the Predecessor and Comerica Bank executed a fifth amendment to the Credit Agreement and Consent (the “Fifth Amendment”). The Fifth Amendment, which was approved by the MGCB, amended the test date of the minimum EBITDA covenant to commence on June 30, 2014.

Effective as of December 20, 2013, the Predecessor and Comerica Bank entered into a sixth amendment to the Credit Agreement and Consent (“Sixth Amendment”). The Sixth Amendment, which was approved by the MGCB, amended the required threshold for the minimum EBITDA covenant and requires satisfaction of the covenant commencing on December 31, 2013, amended the Fixed Charge Coverage Ratio covenant measuring period to commence fiscal year ending December 31, 2014, increased the applicable margin, approved the sale of two parking garages, extended the expiration of the Revolving Loan facility from December 30, 2014 to January 1, 2015 and the Company, as successor by merger to the Predecessor, assumed all obligations of the Predecessor under the Credit Agreement.

Security and Guarantees: The Revolving Loan is secured by a perfected first-priority lien and security interest on all the assets of the Company and all its direct and indirect subsidiaries, excluding, among other things, the Company’s gaming license. Additionally, effective July 2011, a requirement for a 45-day annual revolver “clean up period” was added to the Credit Agreement, during which the Predecessor will be required to maintain a zero balance under the Revolving Loan for a period of 45 consecutive days.

Interest and Fees: Effective with the Sixth Amendment, the Revolving Loan will bear interest at an annual rate of LIBOR plus 3.00% (if the Leverage Ratio (as defined below) is less than 4 to 1) or 3.50% (if the Leverage Ratio is greater than or equal to 4 to 1) or at an annual rate of (a) the higher of (i) Comerica Bank’s prime reference rate and (ii) 2.50% plus (b) 0.50% (if the Leverage Ratio is less than or equal to 4 to 1) or 1.00% (if the Leverage Ratio is greater than 4 to 1), until April 1, 2014. Effective April 1, 2014, the Revolving Loan will bear interest at an annual rate of LIBOR plus 3.50% (if the Leverage Ratio (as defined below) is less than 4 to 1) or 4.00% (if the Leverage Ratio is greater than or equal to 4 to 1) or at an annual rate of (a) the higher of (i) Comerica Bank’s prime reference rate and (ii) 2.50% plus (b) 0.75% (if the Leverage Ratio is less than or equal to 4 to 1) or 1.50% (if the Leverage Ratio is greater than 4 to 1).

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

“Leverage Ratio” means as of the last day of any fiscal quarter of the Predecessor, the ratio of an amount equal to, on a consolidated basis, the sum of all of the funded debt of the Predecessor and its subsidiaries as of such date, excluding all subordinated debt, to EBITDA (as defined below) for the four fiscal quarters then ending. Adjustments to the interest rate and the applicable letter of credit fee rate are implemented quarterly based on the Leverage Ratio.

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

  Certain Covenants: The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions and materiality thresholds, the ability of the Predecessor and its subsidiaries to sell assets and property, incur additional indebtedness, create liens on assets, make investments, loans, guarantees or advances, make distributions, dividends or payments on account of, or purchase, redeem or otherwise acquire, any of the Predecessor’s capital stock, prepay certain indebtedness, engage in acquisitions, mergers or consolidations, engage in transactions with affiliates, amend agreements governing the Predecessor’s indebtedness, including the Senior Secured Notes, make capital expenditures, enter into negative pledges, change the fiscal year and change the Predecessor’s or any subsidiary’s name, jurisdiction of incorporation, or the location at which any Collateral is stored.

The Third Amendment eliminated the June 30, 2012 outside date for the release of the liens on a small parcel of real property (the “Trappers Parcel”) underlying a portion of our casino operations which secure indebtedness owed to Greektown LLC and third parties (the “Trappers Lien”) in favor of an agreement to use commercially reasonable efforts to cause such liens to be released. The Trappers Parcel is encumbered by the Trappers Lien. While the Predecessor believes that these third party liens are discharged pursuant to the terms of the Plan, the liens established by these mortgages were not removed from the title record or insured by the title Predecessor prior to June 30, 2010. Historical subordination agreements from the third parties holding such mortgages exist whereby such parties have agreed not to exercise remedies until Casino has exercised such remedies under a mortgage in favor of Casino on the same parcel (“Trappers Mortgage Release”).

In addition, the Credit Agreement contains financial covenants pursuant to which the Predecessor must achieve specified minimum EBITDA (as defined below) levels during twelve month periods ending on applicable test dates, and as of each fiscal year end, a Fixed Charge Coverage Ratio of not less than 1.05 to 1 (on a trailing twelve month basis).

“Fixed Charge Coverage Ratio” means EBITDA divided by Fixed Charges.

“EBITDA” means Net Income for the applicable period plus, without duplication and only to the extent deducted in determining Net Income, (i) depreciation and amortization expense for such period, (ii) interest expense, whether paid or accrued, for such period, (iii) all income taxes for such period, (iv) reasonable legal, accounting, consulting, advisory and other out-of-pocket expenses incurred in connection with on-going bankruptcy court proceedings related to the bankruptcy of Greektown Holdings, ended June 30, 2011, (v) for any fiscal quarter ended on or before June 30, 2012, specified non-recurring expenses, (vi) goodwill impairment charges, (vii) certain costs, fees and expenses relating to the proposed refinancing of the Senior Secured Notes or relating to the proposed stock acquisition by Athens, (vii) certain non-cash compensation expenses, (ix) non-cash purchase accounting adjustments, and (x) all other non-cash charges.

“Fixed Charges” means for any period, the sum, without duplication, of (i) all cash interest expense paid or payable in respect of such period on the funded debt of the borrower and its subsidiaries on a consolidated basis, plus (ii) all installments of principal or other sums paid or due and payable during such period by the borrower or any of its consolidated subsidiaries with respect to the funded debt (other than the advances and the original principal payment made with respect to permitted refinancing indebtedness), plus (iii) all income taxes paid or payable in cash during such period, plus (iv) all restricted payments paid or payable in cash in respect of such period by the borrower (other than dividends on capital stock of the borrower that were accrued and not paid), plus (v) all unfinanced capital expenditures of the borrower and its consolidated subsidiaries for such period (except certain excluded capital expenditures), plus (vi) all capitalized rent and lease expense of the borrower and its consolidated subsidiaries for such period, all as determined in accordance with GAAP.

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

Further, the Predecessor and its subsidiaries had agreed to collaterally assign the mortgage in favor of the Predecessor as well as a mortgage under which a pre-bankruptcy affiliate of the Predecessor was the borrower (but as to which the Predecessor was also the beneficiary of a collateral assignment to secure the mortgage in favor of us) to the lenders under the Revolving Loan on a first-priority basis and to the holders of the Senior Secured Notes on a second-priority basis. However, if the subordination agreements and the collateral assignment of the mortgage in favor of the Predecessor and under which the Predecessor’s pre-bankruptcy affiliate was the borrower were determined not to be enforceable, such mortgages could be deemed to have a higher priority than the mortgage on such property that the Predecessor was granting to holders of the Senior Secured Notes.

In the event that the holders of such mortgages are able to exercise their rights under such mortgages, they would be entitled, among other remedies, to foreclose such liens which could result in the Company’s loss of title to such property.

As of December 31, 2013, the Company had $28.6 million of available borrowings under the Credit Agreement ($42.8 million of commitment less $12.8 million in borrowings in relation to the construction of the valet parking garage less outstanding letters of credit of $1.4 million).

At December 31, 2013, the Company was in compliance with its covenants under the Indenture and the Credit Agreement.

Michigan Gaming Control Board Covenant

We are subject to compliance with a regulatory fixed charge coverage ratio maintenance covenant required by the MGCB.

In connection with our emergence from Chapter 11, the MGCB order granting approval of our revised ownership structure, capitalization and management provides that we must comply with a minimum fixed charge coverage ratio maintenance covenant. The covenant requires us to maintain a ratio of EBITDA to fixed charges (each as defined in the order) on the last day of each calendar quarter of not less than 1.05 to 1.00.

The fixed charge coverage ratio is measured on a trailing four quarter basis. We are required to comply with this covenant for so long as any indebtedness is outstanding under our Revolving Loan facility and the Senior Secured Notes. The Company was not able to maintain the required minimum ratio of EBITDA to fixed charges for the twelve month measurement periods ending March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013. At the April 9, 2013, June 11, 2013, September 9, 2013 and December 11, 2013 meetings of the MGCB, the MGCB approved the Company’s request for suspension of the covenant for the measurement periods ending March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, respectively. The MGCB order also contains a limitation on certain restricted payments.

If we fail to comply with these requirements and we are not able to obtain a waiver from the MGCB, we could be subject to additional restrictions on our ability to operate our casino business, fines and suspension or revocation of our gaming license. The revocation of our gaming license or its suspension for more than a short time could result in an event of default under the credit agreement governing the Revolving Loan facility and an event of default under the indenture governing the Senior Secured Notes and could materially adversely affect or eliminate our ability to generate revenue from our casino operations. Even though we obtained a suspension of the covenant for the measurement periods ending March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013 from the MGCB, the MGCB may impose additional covenants or other restrictions on our ability to incur indebtedness, which could materially adversely affect our business.

FUTURE CASH FLOWS

Contractual Obligations and Commercial Commitments

As of December 31, 2013, the Company had the following contractual obligations and commercial commitments:

	Payment Due By Period (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Senior Secured Notes (1)	$385,000	$—	$385,000	$—	$—
Interest on Senior Secured Notes (2)	100,100	50,050	50,050	—	—
Revolving Loan (3)	12,750	3,000	9,750	—	—
Interest on Revolving Loan (4)	326	326	—	—	—
Development Agreement (5)	—	—	—	—	—
Capital Lease Obligations (6)	7,700	336	672	672	6,020
Total	$505,876	$53,712	$445,472	$672	$6,020

(1)
With respect to principal amortization, Greektown Holdings will be required to redeem the Senior Secured Notes in an amount equal to 50% of Consolidated Excess Cash Flow (defined in the definitive documentation as EBITDA less capital expenditures, less cash interest expense, less cash tax expense) for each fiscal year. All such Consolidated Excess Cash Flow redemption payments are to be made at 103% of principal being repaid. We did not include anticipated principal amortization based on Consolidated Excess Cash Flow in this schedule as these amounts are conditioned on Greektown Holdings achieving future EBITDA figures that are not determinable at this time. Rather, all principal amortization for purposes of this calculation is assumed to take place upon expiration of the Senior Secured Notes five years from June 30, 2010.

(2)	For the purposes of this calculation, interest payments were calculated by applying an interest rate of 13%, which is the rate of the Senior Secured Notes.

45

(3) (4)
With respect to principal amortization, Greektown Holdings is required to repay the Revolving Loan borrowings related to the new valet parking facility in quarterly installments equal to 1/20th of the $15.0 million outstanding, commencing April 2013 with the remaining balance due on January 1, 2015.

For the purposes of this calculation, interest payments were calculated by applying an interest rate of 3.00%, which is Comerica’s prime rate of 2.50% plus 0.50% as of December 31, 2013.

(5) (6)
The Development Agreement requires us to pay the city of Detroit a daily fee in the amount of 1.0% of adjusted gross receipts, which will increase to 2.0% of adjusted gross receipts if our adjusted gross receipts exceed $400.0 million in any calendar year, beginning on the day such receipts are reached and continuing thereafter. We have not included these amounts in the table as the payments are conditioned on future adjusted gross receipts that are not determinable at this time. In addition, if and when the $400.0 million gross receipt number is satisfied, we will be required to pay a one-time fee of $4.0 million to the city of Detroit, which we did not include in the table above as we cannot determine whether we will exceed the $400.0 million in adjusted gross receipts for any particular year.

We lease a portion of the casino complex known as the St. Mary’s School Building. In accordance with the provisions of the Leases topic of the FASB ASC, we account for this lease as a capital lease. The amounts listed reflect the minimum contractual lease payments under the lease agreement.

The Company expects that cash flow from operations together with our unused borrowing capacity under the Revolving Credit Facility will be sufficient to meet our obligations and commitments.

Inflation

We believe that general inflation had no significant impact on our business, results of operations, financial condition or cash flows during the years ended December 31, 2013 and 2012. Absent changes in competitive and economic conditions in the city of Detroit or specific events affecting the hotel and casino industry generally, we do not expect that inflation will have a significant impact on our operations in the future. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general and, therefore, our business, results of operations, financial condition and cash flows.

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

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the Property, Plant, and Equipment topic of the FASB ASC. The Property, Plant, and Equipment topic of the FASB ASC requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No events or changes in circumstances indicated that the carrying amount of the assets will not be recoverable. No impairment was recorded during the period ended December 31, 2013 or year ended December 31, 2012.

Goodwill and Intangible Assets

Goodwill represents the excess of acquisition value over fair value of assets acquired and liabilities assumed by Athens as of the Acquisition Date. The acquisition value and fair value of assets and liabilities assumed by Athens were determined by valuation professionals who used income and cost based methods, as appropriate. Refer to Note 3 “Athens Transaction” presented in Item 8 “Financial Statements and Supplementary Data” of this report for further information regarding the Athens Transaction. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter and in certain situations between those annual dates, if interim indicators of impairment arise.

Subsequent to our 2013 annual goodwill impairment testing as of October 1, 2013, we reversed $36.4 million of our deferred tax liability. The reversal of the deferred tax liability resulted in the carrying amount of the Company to exceed its fair value. As a result we performed an event-driven goodwill impairment test in the three months ended December 31, 2013. Based on the results of this event-driven impairment test we recorded a goodwill impairment charge of $42.1 million in the three months ended December 31, 2013. At December 31, 2013, the Company’s goodwill balance was $81.0 million. Refer to Note 9 - Income Taxes presented in Item 8 “Financial Statements and Supplementary Data” for additional information on the reversal of our deferred tax liability.

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

Contingencies

We accrue for contingent obligations, including legal costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available. Refer to Note 11 – Commitments and Contingencies of the Consolidated Financial Statements as of December 31, 2013 as presented in Item 8 of this report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Greektown Holdings, LLC
We have audited the accompanying consolidated balance sheets of Greektown Holdings, LLC (Successor) as of December 31, 2013 and Greektown Superholdings, Inc. (Predecessor) as of December 31, 2012, and the related consolidated statements of operations, shareholders’ equity/membership interest, and cash flows for the nine months ended December 31, 2013 (Successor), the three months ended March 31, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greektown Holdings, LLC at December 31, 2013 and Greektown Superholdings, Inc. at December 31, 2012, and the consolidated results of their operations and their cash flows for the nine months ended December 31, 2013 (Successor), the three months ended March 31, 2013 (Predecessor) and the year ended December 31, 2012 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP Detroit, Michigan February 14, 2014

Greektown Holdings, L.L.C.
Consolidated Balance Sheets
(In Thousands, except share and per share data)

	Successor	Predecessor
	December 31,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$37,237	$49,442
Accounts receivable – gaming, less allowance for doubtful accounts of $220 and $236 in 2013 and 2012, respectively	628	710
Accounts receivable – other, less allowance for doubtful accounts of $178 and $163 in 2013 and 2012, respectively	1,548	1,397
Inventories	432	458
Prepaid expenses	5,415	3,902
Prepaid Michigan Gaming Control Board annual fee	9,280	9,104
Prepaid municipal service fees	3,362	3,411
Deposits	175	1,632
Total current assets	58,077	70,056

Property, building, and equipment, net	335,805	342,417

Other assets:
Financing fees - net of accumulated amortization of $8,530 in 2012	152	8,235
Deposits and other assets	30	30
Casino development rights	177,700	117,800
Trade names - net of accumulated amortization of $2,130 in 2013	12,070	26,300
Rated player relationships - net of accumulated amortization of $2,655 and $34,500 in 2013 and 2012, respectively	15,045	34,500
Goodwill	81,011	110,252

Total assets	$679,890	$709,590

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Holdings, L.L.C.
Consolidated Balance Sheets
(In Thousands, except share and per share data)

	Successor	Predecessor
	December 31,	December 31,
	2013	2012

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	10,003	17,503
Accrued interest	25,202	25,125
Accrued expenses and other liabilities	11,436	9,858
Current portion of revolving credit facility	3,000	3,000
Total current liabilities	49,641	55,486

Long-term liabilities:
Other accrued income taxes	9,460	9,165
Leasehold liability	1,929	—
Revolving credit facility, less current portion	9,750	12,000
Senior secured notes - net	403,592	371,843
Obligation under capital lease	4,693	2,472
Deferred income taxes	—	16,821
Total long-term liabilities	429,424	412,301

Total liabilities	479,065	467,787

Shareholders’ equity:
Series A-1 preferred stock at $0.01 par value;
1,688,268 shares authorized, 1,463,535 shares issued and outstanding at December 31, 2012	—	185,396
Series A-2 preferred stock at $0.01 par value;
645,065 shares authorized, 162,255 shares issued and outstanding at December 31, 2012	—	20,551
Series A-1 preferred warrants at $0.01 par value;
202,511 shares issued and outstanding at December 31, 2012	—	25,651
Series A-2 preferred warrants at $0.01 par value;
460,587 shares issued and outstanding at December 31, 2012	—	58,342
Series A-1 common stock at $1,045.00 par value;
4,354,935 shares authorized, 152,054 shares issued and outstanding at December 31, 2012	—	1
Series A-2 common stock at $0.01 par value; 645,065 shares authorized, no shares issued	—	—
Additional paid-in capital	—	14,429
Accumulated deficit	—	(62,567)
Membership interest	200,825	—
Total Greektown Superholdings, Inc. shareholders’ equity/membership interest	200,825	241,803
Total liabilities and shareholders’ equity/membership interest	$679,890	$709,590

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Holdings, L.L.C.
Consolidated Statements of Operations
(In Thousands, except share and per share data)

	Successor	Predecessor
	Nine Months Ended	Three Months Ended	Year Ended
	December 31,	March 31,	December 31,
	2013	2013	2012
Revenues
Casino	$236,912	$85,613	$346,544
Food and beverage	17,627	5,939	22,827
Hotel	9,595	3,070	12,117
Other	4,811	1,491	5,414
Gross revenues	268,945	96,113	386,902
Less promotional allowances	44,272	15,035	55,186
Net revenues	224,673	81,078	331,716

Operating expenses
Casino	54,616	19,649	79,169
Gaming taxes	51,302	18,552	74,823
Food and beverage	12,611	4,287	15,492
Hotel	7,882	2,685	10,019
Marketing, advertising, and entertainment	6,122	2,014	7,899
Facilities	15,354	5,389	19,907
Depreciation and amortization	18,516	7,595	32,264
General and administrative expenses	35,559	12,036	48,155
Ownership transition and termination benefit expenses	3,145	2,964	—
Other	497	131	370
Goodwill impairment	42,055	—	—
Operating expenses	247,659	75,302	288,098
(Loss)/income from operations	(22,986)	5,776	43,618

Other expenses
Interest expense, net	(38,224)	(12,755)	(50,581)
Amortization of financing fees and accretion of premium/(discount) on senior notes	8,358	(2,007)	(7,540)
Refinancing expense	(157)	(235)	(1,732)
Other income/(expense)	85	(188)	(622)
Total other expense, net	(29,938)	(15,185)	(60,475)

Loss before income taxes	(52,924)	(9,409)	(16,857)

Income tax expense — current	(221)	(64)	(211)
Income tax benefit/(expense) — deferred	33,414	(1,682)	(6,727)
Net loss	$(19,731)	$(11,155)	$(23,795)

Loss per share:
Basic		$(100.10)	$(274.64)
Diluted		$(100.10)	$(274.64)

Weighted average common shares outstanding		154,312	149,146
Weighted average common and common equivalent shares outstanding		154,312	149,146

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Holdings, L.L.C.
Consolidated Statement of Shareholders’ Equity
(In Thousands)

										Total Greektown
	Common	Common	Preferred	Preferred			Additional			Holdings, L.L.C.		Total
	Stock	Stock	Stock	Stock	Preferred	Preferred	Paid-in	Accumulated	Membership	Equity/Membership	Noncontrolling	Shareholders’
	A-1	A-2	A-1	A-2	Warrants A-1	Warrants A-2	Capital	Deficit	Interest	Interest	Interest	Equity
Predecessor; Balance at January 1, 2012	$1	$—	$185,396	$20,551	$25,651	$58,342	$13,652	$(38,772)				$264,821
Net loss								(23,795)				(23,795)
Stock based compensation							777					777
Predecessor; Balance at December 31, 2012	$1	$—	$185,396	$20,551	$25,651	$58,342	$14,429	$(62,567)				$241,803
Net loss	—	—	—	—	—	—	—	(11,155)				(11,155)
Stock based compensation	—	—	—	—	—	—	198	—				198
Predecessor; Balance at March 31, 2013	$1	$—	$185,396	$20,551	$25,651	$58,342	$14,627	$(73,722)				$230,846

Impact of Athens Transaction	1	—	101,019	3,652	18,226	16,799	8,197	—	—	147,894	71,791	219,685
Acquisition of noncontrolling interest	—	—	30,699	10,951	—	24,654	1,207	—	—	67,511	(67,511)	—
Stock based compensation	—	—	—	—	—	—	871	—	—	871	—	871
Net loss	—	—	—	—	—	—	—	(12,704)	(6,132)	(18,835)	(896)	(19,731)
Equity Conversion	(1)	—	(131,718)	(14,603)	(18,226)	(41,453)	(10,275)	12,704	206,957	3,384	(3,384)	—
Successor; Balance at December 31, 2013	$—	$—	$—	$—	$—	$—	$—	$—	$200,825	$200,825	$—	$200,825

The accompanying notes are an integral part of the consolidated financial statements.

Greektown Holdings, L.L.C.
Consolidated Statement of Cash Flows
(In Thousands)

	Successor	Predecessor
	Nine Months Ended	Three Months	Year Ended
	December 31,	Ended March 31,	December 31,
	2013	2013	2012
Operating activities
Net loss	$(19,731)	$(11,155)	$(23,795)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	18,516	7,595	32,264
Amortization of finance fees and accretion of (premium)/discount on senior notes	(8,358)	2,007	7,540
Goodwill impairment	42,055	—	—
Deferred income taxes	(33,414)	1,682	6,727
Stock based compensation	871	198	777
Changes in current assets and liabilities:
Accounts receivable - gaming	(8)	90	24
Accounts receivable - other	114	(265)	(181)
Inventories	5	21	(60)
Prepaid expenses	(3,105)	1,465	1,357
Deposits	1,457	—	(1)
Accounts payable	(4,697)	(2,803)	(1,121)
Accrued interest	12,524	(12,447)	62
Accrued expenses and other liabilities	(3,209)	10,106	503
Net cash provided by (used in) operating activities	3,020	(3,506)	24,096

Investing activities
Capital expenditures	(1,788)	(7,529)	(40,300)
Net cash used in investing activities	(1,788)	(7,529)	(40,300)

Financing activities
Borrowings under revolving credit facility	—	—	15,000
Payments on revolving credit facility	(2,250)	—	—
Financing fees paid	(152)	—	(108)
Net cash (used in) provided by financing activities	(2,402)	—	14,892

Net decrease in cash and cash equivalents	(1,170)	(11,035)	(1,312)
Cash and cash equivalents at beginning of period	38,407	49,442	50,754
Cash and cash equivalents at end of period	$37,237	$38,407	$49,442

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$25,354	$25,126	$50,268
Cash paid during the period for income taxes	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Note 1. Organization, Background & Bankruptcy Consideration

Organization

Greektown Holdings, L.L.C is the successor by merger to Greektown Superholdings, Inc.

Greektown Holdings, L.L.C. (“Greektown Holdings,” and together with its wholly-owned subsidiaries “we,” “our,” “us,” or the “Company,” unless otherwise required) was formed in September 2005 as a limited liability company. Greektown Holdings owns Greektown Casino L.L.C. (“Greektown LLC”), which is engaged in the operation of a hotel and casino gaming facility known as Greektown Casino-Hotel (“Greektown Casino”) located in downtown Detroit. Greektown LLC opened November 10, 2000 under a license granted by the Michigan Gaming Control Board (“MGCB”) and a development agreement with the city of Detroit (the “Development Agreement”).

Greektown Superholdings, Inc. (“Greektown Superholdings”) was incorporated under the laws of the state of Delaware on March 17, 2010. On June 30, 2010, each of Greektown Superholdings and its wholly-owned subsidiary, Greektown Newco Sub, Inc. (the “Newco Sub”), held 50% of the outstanding membership interests of Greektown Holdings. Greektown Superholdings was a holding company that had no other operating assets.

Between April 2013 and June 2013, Athens Acquisition LLC (“Athens”), a company owned by Daniel Gilbert, acquired from shareholders of Greektown Superholdings securities representing an aggregate of 97.6% of voting power of all securities of Greektown Superholdings.

In December 2013, Greektown Superholdings was restructured upon the consummation of the following events: (i) a “reverse stock split,” upon which Athens cashed out the remaining shareholders of Greektown Superholdings and therefore took Greektown Superholdings private; (ii) assumption of Greektown Mothership Corporation (“Greektown Mothership”), a Delaware corporation formed in October 2013, of the obligations and rights as a co-issuer of the outstanding Senior Secured Notes; (iii) merger of Greektown Newco Sub., Inc., a wholly owned subsidiary of Greektown Superholdings, with Greektown Superholdings as the surviving entity; (iv) merger of Greektown Superholdings with and into its wholly owned subsidiary, Greektown Holdings, with Greektown Holdings as the surviving entity; and (v) insertion of Greektown Mothership, LLC, a subsidiary of Athens, into the corporate structure as the parent of Greektown Holdings.

Note 2. Summary of Significant Accounting Policies

Presentation and Basis of Accounting

Due to the significance of the ownership interest acquired by Athens (the “Athens Transaction”) in accordance with the Financial
Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 Business Combinations, we applied push-down accounting to the Company as an acquired business. We revalued the assets and liabilities based on their fair values at the date Athens acquired a controlling interest in the Company, effective April 1, 2013 (“Acquisition Date”), in accordance with business combination accounting standards (push-down accounting). Accordingly, a new basis of accounting had been established and, for accounting purposes, the old entity (the “Predecessor”) has been terminated and a new entity (the “Successor”) had been created. This distinction is made throughout this Annual report on Form 10-K through the inclusion of a vertical black line between the Predecessor and the Successor. See Note 3 for further information on the Athens Transaction.

The accompanying consolidated financial statements present the financial position of Greektown Holdings (Successor) and its wholly owned subsidiaries as of December 31, 2013 and Greektown Superholdings (Predecessor) as of December 31, 2012. The accompanying consolidated statements of operations, cash flows and stockholders’ equity/membership interest are included for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012.

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

Note 2. Summary of Significant Accounting Policies (continued)

Promotional Allowances

The retail value of food, beverage, and other complimentary items furnished to customers without charge is included in revenues and then deducted as promotional allowances. The promotional allowances are as follows (in thousands):

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2013	2013	2012

Food and beverage	$8,637	$3,098	$9,703
Hotel	2,029	621	2,827
	$10,666	$3,719	$12,530

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

Inventories

Inventories, consisting of food and beverage items, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories totaled approximately $0.4 million as of December 31, 2013 and approximately $0.5 million as of December 31, 2012.

Property, Building, and Equipment

Property, building, and equipment were adjusted to fair value as of April 1, 2013, which represents a new cost basis, and were adjusted for depreciation in subsequent periods. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred and approximated $1.0 million, $0.3 million and $1.2 million for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively.

Financing Fees

The Company incurred certain financing costs in order to secure financing for its emergence from bankruptcy at June 30, 2010 and refinancing efforts in December 2012. These costs were capitalized and, for the bankruptcy emergence financing, were amortized over the term of the respective financing agreements until the Athens Acquisition. The amortization of these fees was $0.9 million and $5.1 million for the Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively.

In connection with the refinancing efforts in the fourth quarter of 2013, the Company incurred certain financing costs. These costs were capitalized but not yet amortized as the refinancing was not finalized as of December 31, 2013.

Note 2. Summary of Significant Accounting Policies (continued)

Goodwill and Intangible Assets

At December 31, 2013, goodwill represents the excess of acquisition value over fair value of assets acquired and liabilities assumed by Athens as of the Acquisition Date. The fair value of assets acquired and liabilities assumed by Athens were determined by valuation professionals who used income and cost based methods, as appropriate. See Note 3 for further information on the valuation of the assets acquired and liabilities assumed by Athens. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter and in certain situations between those annual dates, if interim indicators of impairment arise. Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, by comparing the estimated fair value of the indefinite-lived intangible asset to the carrying value using a discounted cash flow approach. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations and tests for impairment when indicators arise.

Subsequent to our 2013 annual goodwill impairment testing, and in connection with the Holdings Merger, we reversed our deferred tax liability, totaling $36.4 million, as the Company is no longer subject to federal taxes. The reversal of the deferred tax liability resulted in a significant increase in the carrying value of the Company, which caused it to exceed its fair value. As a result we performed an event-driven goodwill impairment test as of December 31, 2013. Based on the results of this event-driven impairment test we recorded a goodwill impairment charge of $42.1 million in the three months ended December 31, 2013. At December 31, 2013, the Company’s goodwill balance was $81.0 million. Refer to Note 9 for additional information on the reversal of our deferred tax liability.

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually in the fourth quarter, by comparing the estimated fair value of the indefinite-lived intangible asset to the carrying values using a discounted cash flow approach. Indefinite-lived intangible assets were not impaired for the period ended December 31, 2013, as determined by the Company’s fourth quarter testing procedures. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically assesses the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations and tests for impairment when indicators arise.

When performing our goodwill impairment testing, the fair value of the Company was determined based on valuation techniques using the best available information, primarily discounted cash flow projections. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates that represent unobservable inputs into our valuation methodologies. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. Where available and as appropriate, comparative market multiples and the quoted market price of our common stock are used to corroborate the results of the discounted cash flow method. Assumptions used in our discounted cash flow analysis that have the most significant effect on the estimated fair value include our estimated weighted average cost of capital of 9.0% and our estimated long-term growth rate of 1.5%.

The valuation methodologies utilized to perform our goodwill impairment testing were consistent with those used in our application of purchase price accounting on April 1, 2013 and in any subsequent annual or event-driven goodwill impairment tests and utilized Level 3 measures. Because the fair value of goodwill can be measured only as a residual amount and cannot be determined directly we calculated the implied goodwill in the same manner that goodwill is recognized in a business combination pursuant to ASC 805 Business Combinations.

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

Stock-Based Compensation

Stock-based compensation awards are determined based on the grant date fair value of the award and are expensed ratably over the service period of the award. Stock-based compensation expense recognized under all share-based arrangements for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012 was $0.9 million, $0.2 million and $0.8 million, respectively (See Note 12).

Earnings per Share

Basic loss per common share (“EPS”) is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from the calculation of diluted EPS (See Note 13). EPS was not presented for the Successor as the presentation is not meaningful due to the Holdings Merger.

Note 2. Summary of Significant Accounting Policies (continued)

Reserve for Club Greektown

Greektown Casino sponsors a players club (“Club Greektown”) for its repeat customers. Members of the club earn points for playing the Company’s electronic video and table games.

Club Greektown members may redeem points for cash, and may also earn special coupons or awards. The Company estimates the cash value of points earned by club members and recognizes a related liability for any unredeemed points. The cash value of points earned, and reflected as a direct reduction in casino revenue, totaled $4.7 million, $1.7 million and $6.4 million for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively.

Advertising Expense

The Company expenses costs associated with advertising and promotion as incurred. Advertising and promotion expenses were approximately $5.6 million, $1.8 million and $6.7 million for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively.

Income and Other Taxes

Prior to the Holdings Merger in December 2013, the provision for income taxes was computed using the asset and liability method, under which deferred tax assets and liabilities were recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities were measured using the enacted tax rates that apply to taxable income in effect for the years in which those tax assets were expected to be realized or settled. The Company recorded a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As discussed in Note 1, the Holdings Merger in December 2013 resulted in a taxable liquidation of the Company, resulting in the reversal of the deferred taxes (See Note 9).

Due to the uncertainty in the ability to recognize these deferred tax assets, the Company recognized the tax benefit from an uncertain tax position only if it was more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

The Company recognizes interest and penalties related to unrecognized tax benefits within current income tax expense.

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the Property, Plant, and Equipment topic of the FASB ASC, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No events or changes in circumstances indicated that the carrying amount of the Company’s long-lived assets will not be recoverable. No impairment was recorded during the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 or Predecessor year ended December 31, 2012 (See Note 4).

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the short-term maturity of these instruments. As of December 31, 2013 and 2012, the fair value of the Senior Secured Notes was approximately $398.5 million and $412.4 million, respectively as determined by the Company, using available market information. Inputs used to calculate the fair value of the Senior Secured Notes have been derived principally from observable market data and therefore, the Company classifies the estimated fair value of the Senior Secured Notes as a level 2 measurement. In addition, the fair values of the capital lease obligation and Revolver Loan approximate their carrying values, as determined by the Company, using available market information (See Note 15).

Note 2. Summary of Significant Accounting Policies (continued)

Concentrations of Risk

As of December 31, 2013 and 2012 approximately 1,422 and 1,410, respectively, of the Company’s employees were covered by collective bargaining agreements, including a majority of the Company’s hourly staff. In October 2011, the Company entered into a four year agreement with the Detroit Casino Council (“DCC”). The DCC union represents approximately 1,291 union members. In June 2012, the Company entered into a four year agreement with International Union, Security, Police, and Fire Professionals of America (“SPFPA”). The SPFPA union represents approximately 131 union members. We consider our relationship with our employees and the labor unions to be good.

During the Successor nine months ended December 31, 2013 and Predecessor year ended December 31, 2012, the Company paid $1.1 million and $0.2 million, respectively, in lump sum payments in lieu of compensation increases in accordance with the Ratification Agreements with the SPFPA and DCC. The Company had $1.3 million and $1.8 million recorded as a prepaid asset for such payments at December 31, 2013 and December 31, 2012, respectively.

During the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended 2012 approximately 95% of the Company’s patrons came from within a 100-mile radius of the property.

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

Note 3. Athens Transaction

As discussed in Note 1, in April 2013, Athens acquired from shareholders of the Predecessor 76.8% of the voting power of all securities of the Predecessor. In June 2013, Athens acquired from shareholders of the Predecessor an additional 20.8% of the voting power of all securities of the Predecessor, increasing Athens’ total voting power to 97.6%. Because of the significance of the ownership interest acquired, the Company applied push-down accounting of the acquisition by Athens. The Company revalued its assets and liabilities based on their fair values at the Acquisition Date, in accordance with FASB ASC 805 Business Combinations. As a result, the consolidated financial statements have been prepared to reflect the push-down accounting adjustments arising from these transactions. The preliminary purchase price allocation is based on all information currently available; however, it is preliminary in nature as the third party valuations have not been finalized.

Subsequent to the preliminary purchase price adjustment and related allocation, adjustments were made to the valuations of property, building, and equipment, net, casino development rights, trade names, and rated player relationships. Due to the change in these valuations, the valuations for deferred income taxes and goodwill were adjusted accordingly. The adjustments were not material to the previously reported amounts.

The updated purchase price adjustment and related allocation are shown below (in thousands):

	Predecessor	Successor
	Prior to Athens	Push-down	Subsequent to
	Transaction	Adjustments	Athens Transaction

Assets
Current assets	$57,710	$—	$57,710

Property, building, and equipment, net	340,240	7,166	347,406

Other assets:
Financing fees	7,367	(7,367)	—
Deposits and other assets	30	—	30
Casino development rights	117,800	59,900	177,700
Trade names	26,300	(12,100)	14,200
Rated player relationships	31,050	(13,350)	17,700
Goodwill	110,253	12,813	123,066

Total assets	$690,750	$47,062	$737,812

Note 3. Athens Transaction (continued)

	Predecessor	Successor
	Prior to Athens	Push-down	Subsequent to
	Transaction	Adjustments	Athens Transaction

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,700	$—	$14,700
Accrued interest	12,678	—	12,678
Accrued expenses and other liabilities	14,334	—	14,334
Current portion of revolving credit facility	3,000	—	3,000
Total current liabilities	44,712	—	44,712

Long-term liabilities:
Other accrued income taxes	9,239	—	9,239
Leasehold liability	—	1,907	1,907
Revolving credit facility, less current portion	12,000	—	12,000
Senior Secured Notes	372,982	38,968	411,950
Obligation under capital lease	2,467	2,439	4,906
Deferred income taxes	18,503	14,910	33,413

Total Liabilities	459,903	58,224	518,127

Shareholders’ equity:
Series A-1 preferred stock 1,688,268 shares authorized, 1,463,535 issued and outstanding at April 1, 2013	185,396	(84,377)	101,019
Series A-2 preferred stock 645,065 shares authorized, 162,255 shares issued and outstanding at April 1, 2013	20,551	(16,899)	3,652
Series A-1 preferred warrants 202,511 shares issued and outstanding at April 1, 2013	25,651	(7,425)	18,226
Series A-2 preferred stock 460,587 shares issued and outstanding at April 1, 2013	58,342	(41,543)	16,799
Series A-1 common stock 4,354,935 shares authorized, 152,054 shares issued and outstanding at April 1, 2013	1	—	1
Series A-2 common stock 645,065 shares authorized, no shares issued at April 1, 2013	—	—	—
Additional paid-in capital	14,627	(6,430)	8,197
Accumulated deficit	(73,721)	73,721	—
Total Greektown Superholdings, Inc. shareholders’ equity	230,847	(82,953)	147,894
Noncontrolling interest	—	71,791	71,791
Total shareholders’ equity	230,847	(11,162)	219,685
Total liabilities and shareholders’ equity	$690,750	$47,062	$737,812

Valuation of Intangible Assets

Intangible assets related to Greektown Casino were revalued, as of the Acquisition Date, by valuation professionals who used income and cost based methods, as appropriate. Refer to Note 5 for further information regarding the valuation of intangible assets.

Valuation of Equity Interests of Athens

The equity interest of Athens was valued at the share purchase price of $90 per share as of the Acquisition Date, therefore the Company classifies the estimated fair value of the equity interest as a level 2 measurement.

Note 3. Athens Transaction (continued)

Valuation of Noncontrolling Interest

Noncontrolling interest related to the Athens Acquisition was valued at the share purchase price of $90 per share as of the Acquisition Date, therefore the Company classifies the estimated fair value of the noncontrolling interest as a level 2 measurement.

Results of Operations on a Pro Forma Basis

The following unaudited pro forma consolidated financial statements of operations for years ended December 31, 2013 and 2012 includes adjustments to reflect the effect of push-down adjustments as if they had occurred on January 1, 2012. This unaudited pro forma consolidated statement of operations is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the push-down adjustments occurred on January 1, 2012 or that may be attained in the future.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)

	(unaudited)
	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012

Net Revenue	$305,751	$331,716
Net (Loss)/Income	(6,172)	57,167

Note 4. Property, Building, and Equipment

Property, building, and equipment and related depreciable lives as of December 31, 2013 and 2012 were as follows (in thousands):

	Successor	Predecessor
	As of December 31,	As of December 31,
	2013	2012	Depreciable Lives

Land	$23,880	$36,518	—
Gaming building and improvements	95,248	115,725	3–35 years
Gaming equipment and furnishings	17,654	34,381	3–36 years
Non-gaming buildings and improvements	185,337	143,803	7-51 years
Non-gaming office furniture and equipment	20,312	29,731	5–36 years
Construction-in-progress	7,141	37,108	—
	349,572	397,266
Less accumulated depreciation and amortization	(13,767)	(54,849)
Property, building, and equipment, net	$335,805	$342,417

Depreciation expense includes the amortization related to the asset under capital lease obligation. Depreciation expense was $13.8 million and $18.5 million for the Successor nine months ended December 31, 2013 and Predecessor year ended December 31, 2012, respectively.

Note 5. Goodwill & Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of tangible and identified intangible net assets upon the application of push-down accounting. Greektown recorded goodwill of $123.1 million upon the application of push-down accounting in April 2013. The Company recorded impairment of goodwill of $42.1 million during the three months ended December 31, 2013, resulting in goodwill of $81.0 million as of December 31, 2013.

The amount of goodwill that is expected to be deductible for tax purposes is $83.0 million, the net historical basis as of the Acquisition Date.

Note 5. Goodwill & Intangible Assets (continued)

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

The Greektown rated player relationships were valued based on the avoided cost and lost profits method, which estimates the hypothetical loss of profits if the Company no longer had the rated player relationships and also the hypothetical cost to acquire rated player relationships. The discount rate applied was 12.0%, based on weighted average cost of capital of the property benefiting from the rated player relationships. Due to the significance of the hypothetical loss of profits and acquisition costs as inputs, the Company classifies the estimated fair value of the rated player relationships as a level 3 measurement.

Other identifiable intangible assets consist of the following (in thousands):
Other Identifiable Intangible assets	Gross Amount	Accumulated Amortization	Net Intangible Asset	Assumed Useful Life

Trade names	$14,200	$2,130	$12,070	5 years
Rated player relationships	17,700	2,655	15,045	5 years
Casino development rights	177,700	—	177,700	Indefinite
Total other identifiable intangible assets	$209,600	$4,785	$204,815

Amortization expense related to definite-lived assets was approximately $4.8 million for the Successor nine months ended December 31, 2013, $3.5 million for the Predecessor three months ended March 31, 2013 and $13.8 million for the Predecessor year ended December 31, 2012. Annual amortization expense for the years ended December 31, 2014, 2015, 2016 and 2017 is estimated to be approximately $6.4 million for each of the respective years, and approximately $1.6 million for the year ended December 31, 2018.

The Company complies with the provisions of the Intangible Assets – Goodwill and Other topic of the FASB ASC, which provides guidance on how identifiable intangible assets should be accounted for upon acquisition and subsequent to their initial financial statement recognition. This topic requires that identifiable intangible assets with indefinite lives be capitalized and tested for impairment at least annually by comparing the fair values of those assets with their recorded amounts. Accordingly, the Company performs its impairment test in the fourth quarter of each year by comparing the assets’ estimated fair value to the related carrying value as of that date. The indefinite lived assets were not impaired for the period ended December 31, 2013, as determined by Company's annual impairment testing procedures.

Note 6. Debt

Exit Facility

Purchase Agreement; Indenture; Notes

On June 25, 2010, the Predecessor entered into a purchase agreement (the “Purchase Agreement”), by and between the Predecessor and Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to which the Predecessor agreed to issue and sell, and the Initial Purchaser agreed to purchase, $280.2 million principal amount of its Series A 13% Senior Secured Notes due 2015 (the “Series A Notes”) and $104.8 million principal amount of its Series B 13% Senior Secured Notes due 2015 (the “Series B Notes” and, together with the Series A Notes, the “Senior Secured Notes”), which are guaranteed (the “Guarantees”) by substantially all of the Predecessor’s domestic subsidiaries (the “Guarantors” and, together with the Company’s, the “Obligors”), which subsidiaries executed a joinder to the Purchase Agreement on June 30, 2010.

The Predecessor consummated the issuance and sale of the Senior Secured Notes under the Purchase Agreement in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in reliance on Regulation S under the Securities Act.

The Senior Secured Notes were issued pursuant to an indenture, dated as of June 30, 2010 (the “Indenture”), among the Predecessor, the Guarantors, and Wilmington Trust FSB, as trustee.

Note 6. Debt (continued)

On December 20, 2013, Greektown Superholdings, Greektown Holdings, the Trustee and the other parties thereto entered into Supplemental Indenture No. 1, pursuant to which Greektown Mothership Corporation, a subsidiary of Athens, became a co-issuer under the Indenture.

Also on December 20, 2013, Greektown Holdings, the Greektown Mothership, the Trustee and the other parties thereto entered into Supplemental Indenture No. 2, pursuant to which Greektown Holdings, as successor by merger to Greektown Superholdings, assumed all obligations of Greektown Superholdings as an issuer under the Indenture.

Maturity: The Senior Secured Notes mature on July 1, 2015, and bear interest at a rate of 13.0% per annum. Interest on the Senior Secured Notes is payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2011. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

The Predecessor paid approximately $18.2 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively on January 3, 2013. Additionally, the Predecessor paid approximately $18.2 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively on July 1, 2013. Furthermore, subsequent to December 31, 2013, the Company paid approximately $18.2 million and $6.8 million in interest payments in relation to the Series A and Series B Notes, respectively.

Guarantees: The obligations of the Obligors under the Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a second-priority senior secured basis by all of the Company’s current and future domestic subsidiaries, subject to certain exceptions.

Security: The Senior Secured Notes and the related Guarantees are secured by (i) a second-priority lien on substantially all of the properties and assets of the Company and each Guarantor, whether now owned or hereafter acquired, except certain excluded assets and (ii) a second-priority pledge of all the capital stock of all the subsidiaries of the Predecessor, subject to certain limitations (in each case subject to certain permitted prior liens and liens securing certain permitted priority lien debt, including borrowings under the Predecessor’s Revolving Loan agreement described below).

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

The Senior Secured Notes are subject to mandatory redemption, at 103% of their principal amount plus accrued and unpaid interest and special interest, if the Company has consolidated excess cash flow, as defined in the Indenture, for any fiscal year commencing with the fiscal year ended December 31, 2010. No excess cash flow payments were required to be made by the Company for the fiscal year ended December 31, 2013.

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

Covenants: The Indenture contains covenants limiting the ability of Greektown Holdings and/or its direct and indirect subsidiaries to, among other things, (i) engage in businesses other than the operation of Greektown Casino; (ii) incur or guarantee additional indebtedness, except as permitted by the Indenture; (iii) create liens; (iv) make certain investments; (v) pay dividends on or make payments in respect of capital stock; (vi) consolidate or merge with other companies; (vii) sell certain assets; (viii) enter into transactions with affiliates; (ix) agree to negative pledge clauses and (x) enter into sales and leasebacks. Failure to comply with these covenants could result in a default under the Indenture unless Greektown Holdings obtains a waiver of, or otherwise mitigates, the default.

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

Note 6. Debt (continued)

We are exploring alternatives to our current capital. In connection with any such refinancing, we may redeem the Senior Secured Notes in accordance with the terms set forth in the Indenture at the price specified in the Indenture (103.5% from January 1, 2014 through December 31, 2014; and par thereafter). The Company has engaged investment banks to obtain refinancing of the Senior Secured Notes and the Revolving Loan facility. There is no assurance when or whether any such refinancing will be consummated as it will be dependent upon, among other factors, general economic and market conditions. Any refinancing would be subject to approval from the MGCB.

Revolving Loan Agreement

On June 30, 2010, the Predecessor entered into a credit agreement with Comerica Bank for the revolving loan facility (the “Revolving Loan”). On July 6, 2011, July 8, 2011, May 24, 2012, March 18, 2013, June 13, 2013 and December 20, 2013, the Company and Comerica Bank agreed to certain modifications to the Credit Agreement (as so amended, the “Credit Agreement”).

General: The Credit Agreement provides for the Revolving Loan, which expires on January 1, 2015. The maximum expiration of individual letters of credit is twelve months after the issuance thereof, if earlier, the maturity of the Revolving Loan. On May 24, 2012, the Predecessor and Comerica Bank executed a third amendment to the Credit Agreement (the “Third Amendment). The Third Amendment, which was approved by the MGCB, increased the aggregate principal amount available under the facility by $15.0 million to $45.0 million (including $5.0 million for the issuance of standby letters of credit). Any borrowings under the additional $15.0 million commitment were required to fund expenditures related to the new valet parking garage, and are to be repaid in quarterly installments equal to 1/20th of the amount advanced, commencing April 2013. The amendment also, among other things, excludes capital expenditures relating to the valet parking garage from the Fixed Charge Coverage Ratio calculation, discussed below, not to exceed $25.7 million.

On March 18, 2013, the Predecessor and Comerica Bank executed a fourth amendment to the Credit Agreement and Consent (the “Fourth Amendment”). The Fourth Amendment, which was approved by the MGCB on March 12, 2013, extended the expiration of the Revolving Loan facility from December 30, 2013, to December 30, 2014, amended the definition of “EBITDA” to add back the items described in clauses (vi) through (x) of the summarized definition of “EBITDA” below, added certain capital expenditures to the list of items excludable from the “Fixed Charges” definition, reduced the requirements under the minimum EBITDA covenant for certain periods, and gave Comerica Bank’s consent to the acquisition of 51% or more of the capital stock of the Company by Athens.

On June 13, 2013, the Predecessor and Comerica Bank executed a fifth amendment to the Credit Agreement and Consent (the “Fifth Amendment”). The Fifth Amendment, which was approved by the MGCB, amended the test date of the minimum EBITDA covenant to commence on June 30, 2014.

Effective as of December 20, 2013, the Predecessor and Comerica Bank entered into a sixth amendment to the Credit Agreement and Consent (“Sixth Amendment”). The Sixth Amendment, which was approved by the MGCB, amended the required threshold for the minimum EBITDA covenant and requires satisfaction of the covenant commencing on December 31, 2013, amended the Fixed Charge Coverage Ratio covenant measuring period to commence fiscal year ended December 31, 2014, increased the applicable margin, approved the sale of two parking garages, extended the expiration of the Revolving Loan facility from December 30, 2014 to January 1, 2015 and the Company, as successor by merger to the Predecessor, assumed all obligations of the Predecessor under the Credit Agreement.

Security and Guarantees: The Revolving Loan is secured by a perfected first-priority lien and security interest on all the assets of the Company and all its direct and indirect subsidiaries, excluding, among other things, the Predecessor’s gaming license. Additionally, effective July 2011, a requirement for a 45-day annual revolver “clean up period” was added to the Credit Agreement, during which the Company will be required to maintain a zero balance under the Revolving Loan for a period of 45 consecutive days.

Interest and Fees: Effective with the Sixth Amendment, the Revolving Loan will bear interest at an annual rate of LIBOR plus 3.00% (if the Leverage Ratio (as defined below) is less than 4 to 1) or 3.50% (if the Leverage Ratio is greater than or equal to 4 to 1) or at an annual rate of (a) the higher of (i) Comerica Bank’s prime reference rate and (ii) 2.50% plus (b) 0.50% (if the Leverage Ratio is less than or equal to 4 to 1) or 1.00% (if the Leverage Ratio is greater than 4 to 1), until April 1, 2014. Effective April 1, 2014, the Revolving Loan will bear interest at an annual rate of LIBOR plus 3.50% (if the Leverage Ratio (as defined below) is less than 4 to 1) or 4.00% (if the Leverage Ratio is greater than or equal to 4 to 1) or at an annual rate of (a) the higher of (i) Comerica Bank’s prime reference rate and (ii) 2.50% plus (b) 0.75% (if the Leverage Ratio is less than or equal to 4 to 1) or 1.50% (if the Leverage Ratio is greater than 4 to 1).

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

As a result of the Third Amendment, interest is equal to LIBOR plus 2.25% (under the LIBOR option set forth in the agreement) or the prime rate less 0.25% (under the prime rate option set forth in the agreement), provided that the Predecessor’s leverage ratio remains in excess of 4.0:1.0.

Note 6. Debt (continued)

“Leverage Ratio” means as of the last day of any fiscal quarter of the Predecessor, the ratio of an amount equal to, on a consolidated basis, the sum of all of the funded debt of the Predecessor and its subsidiaries as of such date, excluding all subordinated debt, to EBITDA (as defined below) for the four fiscal quarters then ending. Adjustments to the interest rate and the applicable letter of credit fee rate are implemented quarterly based on the Leverage Ratio.

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

 Certain Covenants: The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions and materiality thresholds, the ability of the Predecessor and its subsidiaries to sell assets and property, incur additional indebtedness, create liens on assets, make investments, loans, guarantees or advances, make distributions, dividends or payments on account of, or purchase, redeem or otherwise acquire, any of the Predecessor’s capital stock, prepay certain indebtedness, engage in acquisitions, mergers or consolidations, engage in transactions with affiliates, amend agreements governing the Predecessor’s indebtedness, including the Senior Secured Notes, make capital expenditures, enter into negative pledges, change the fiscal year and change the Predecessor’s or any subsidiary’s name, jurisdiction of incorporation, or the location at which any Collateral is stored.

The Third Amendment eliminated the June 30, 2010 outside date for the release of the liens on a small parcel of real property (the “Trappers Parcel”) underlying a portion of our casino operations which secure indebtedness owed to Greektown LLC and third parties (the “Trappers Lien”) in favor of an agreement to use commercially reasonable efforts to cause such liens to be released. The Trappers Parcel is encumbered by the Trappers Lien. While the Predecessor believes that these third party liens are discharged pursuant to the terms of the Plan, the liens established by these mortgages were not removed from the title record or insured by the title company prior to June 30, 2010. Historical subordination agreements from the third parties holding such mortgages exist whereby such parties have agreed not to exercise remedies until Casino has exercised such remedies under a mortgage in favor of Casino on the same parcel (“Trappers Mortgage Release”).

In addition, the Credit Agreement contains financial covenants pursuant to which the Predecessor must achieve specified minimum EBITDA (as defined below) levels during twelve month periods ending on applicable test dates, and as of each fiscal year end, a Fixed Charge Coverage Ratio of not less than 1.05 to 1 (on a trailing twelve month basis).

“Fixed Charge Coverage Ratio” means EBITDA divided by Fixed Charges.

“EBITDA” means Net Income for the applicable period plus, without duplication and only to the extent deducted in determining Net Income, (i) depreciation and amortization expense for such period, (ii) interest expense, whether paid or accrued, for such period, (iii) all income taxes for such period, (iv) reasonable legal, accounting, consulting, advisory and other out-of-pocket expenses incurred in connection with on-going bankruptcy court proceedings related to the bankruptcy of Greektown Holdings, ended June 30, 2011, (v) for any fiscal quarter ended on or before June 30, 2012, specified non-recurring expenses, (vi) goodwill impairment charges, (vii) certain costs, fees and expenses relating to the proposed refinancing of the Senior Secured Notes or relating to the proposed stock acquisition by Athens, (vii) certain non-cash compensation expenses, (ix) non-cash purchase accounting adjustments, and (x) all other non-cash charges.

“Fixed Charges” means for any period, the sum, without duplication, of (i) all cash interest expense paid or payable in respect of such period on the funded debt of the borrower and its subsidiaries on a consolidated basis, plus (ii) all installments of principal or other sums paid or due and payable during such period by the borrower or any of its consolidated subsidiaries with respect to the funded debt (other than the advances and the original principal payment made with respect to permitted refinancing indebtedness), plus (iii) all income taxes paid or payable in cash during such period, plus (iv) all restricted payments paid or payable in cash in respect of such period by the borrower (other than dividends on capital stock of the borrower that were accrued and not paid), plus (v) all unfinanced capital expenditures of the borrower and its consolidated subsidiaries for such period (except certain excluded capital expenditures), plus (vi) all capitalized rent and lease expense of the borrower and its consolidated subsidiaries for such period, all as determined in accordance with GAAP.

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

Note 6. Debt (continued)

Further, the Predecessor and its subsidiaries had agreed to collaterally assign the mortgage in favor of the Predecessor as well as a mortgage under which a pre-bankruptcy affiliate of the Predecessor was the borrower (but as to which the Predecessor was also the beneficiary of a collateral assignment to secure the mortgage in favor of us) to the lenders under the Revolving Loan on a first-priority basis and to the holders of the Senior Secured Notes on a second-priority basis. However, if the subordination agreements and the collateral assignment of the mortgage in favor of the Predecessor and under which the Predecessor’s pre-bankruptcy affiliate was the borrower were determined not to be enforceable, such mortgages would be deemed to have a higher priority than the mortgage on such property that the Predecessor was granting to holders of the Senior Secured Notes.

In the event that the holders of such mortgages are able to exercise their rights under such mortgages, they would be entitled, among other remedies, to foreclose such liens which could result in the Company’s loss of title to such property.

As of December 31, 2013, the Company had $28.6 million of available borrowings under the Credit Agreement ($42.8 million of commitment less $12.8 million in borrowings in relation to the construction of the valet parking garage less outstanding letters of credit of $1.4 million).

Note 7. Shareholders’ Equity

Common Stock

Prior to the Holdings Merger in December 2013, the Predecessor was authorized to issue 5 million shares of Common Stock, of which 152,054 shares were issued and outstanding as of December 31, 2012. A total of 4,354,935 shares of the Predecessor’s Common Stock were designated as Series A-1 Common Stock, par value $0.01 per share (the “Series A-1 Common Stock”), and a total of 645,065 shares of the Predecessor’s Common Stock were designated as Series A-2 Common Stock, par value $0.01 per share (the “Series A-2 Common Stock”). Each share of Series A-1 Common Stock represented the same economic interest in the Predecessor as each share of Series A-2 Common Stock and such shares differed only with respect to voting rights.

Preferred Stock

 Prior to the Holdings Merger in December 2013, the Predecessor was authorized to issue 2,333,333 shares of Preferred Stock. A total of 1,688,268 shares of the Predecessor’s Preferred Stock are designated as a series known as Series A-1 Convertible Preferred Stock, par value $0.01 per share, of which 1,463,535 were issued and outstanding as of December 31, 2012. A total of 645,065 shares of the Predecessor’s Preferred Stock were designated as a series known as Series A-2 Participating Convertible Preferred Stock, par value $0.01 per share, of which 162,255 shares were issued and outstanding as of December 31, 2012.

Warrants to Purchase Series A Preferred Stock

On June 30, 2010, the Predecessor issued warrants to purchase Series A-1 Preferred Stock and warrants to purchase shares of Series A-2 Preferred Stock, in each case, at an initial purchase price per share equal to $0.01 (the “Warrant Shares”) which price would be adjusted as set forth in the Warrant to Purchase Series A Convertible Preferred Stock (the “Warrant”), which was the form of warrant used for both warrants to purchase the Series A-1 Preferred Stock and warrants to purchase the Series A-2 Preferred Stock.

Reverse Stock Split

On December 19, 2013, the Predecessor filed a Certificate of Amendment to its Restated Certificate of Incorporation (the “ Certificate of Amendment “), with the Secretary of State of the state of Delaware, to effect a 1-for-104,501 reverse stock split of the Predecessor’s Series A-1 Common Stock (the “Reverse Stock Split”). The Certificate of Amendment became effective on December 19, 2013.

The MGCB approved the Reverse Stock Split and Certificate of Amendment during its meeting on December 11, 2013. As described in the Company’s definitive information statement filed with the Securities and Exchange Commission on November 27, 2013 (the “Information Statement”), the Company’s Board of Directors approved the Certificate of Amendment on December 16, 2013, and the Company’s majority stockholder, acting by written consent, approved the Certificate of Amendment.

As a result of the Reverse Stock Split, every 104,501 shares of the Predecessor’s pre-Reverse Stock Split Series A-1 Common Stock were combined and reclassified into one share of the Company’s Series A-1 Common Stock.

No fractional shares were issued in connection with the Reverse Stock Split. In accordance with the Certificate of Amendment, stockholders who would have otherwise been due a fractional share will receive $90 per share of Series A-1 Common Stock held prior to the Reverse Stock Split. As described in the Company’s definitive information statement filed with the Securities and Exchange Commission on November 27, 2013, as a result of the Reverse Stock Split, Athens became the sole stockholder of the Predecessor.

Note 7. Shareholders’ Equity (continued)

On December 20, 2013, Newco Sub merged with and into the Predecessor, with the Predecessor surviving the merger, pursuant to an Agreement and Plan of Merger between Newco Sub and the Company (the “Newco Sub Merger”). Immediately after the Newco Sub Merger became effective, on December 20, 2013, the Predecessor merged with and into Greektown Holdings (Successor), with Greektown Holdings surviving the merger, pursuant to an Agreement and Plan of Merger between Greektown Superholdings and Greektown Holdings (the “Holdings Merger”).

Athens became the sole member of Holdings as a result of the Holdings Merger. Immediately after the Holdings Merger became effective, Athens contributed the membership interests of Holdings to Greektown Mothership LLC (“Mothership LLC”), another wholly-owned subsidiary of Athens, pursuant to a contribution agreement between Athens and Mothership LLC.

Note 8. Leases

The Company leases certain portions of its facilities under noncancelable operating leases. Rental income was $0.5 million, $0.2 million and $0.5 million for Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively.

Future minimum rental payments required under non-cancelable leases with initial or remaining lease terms in excess of one year and lease and sublease income as of December 31, 2013 are as follows (in thousands):

	Capital Lease Payments	Lease Income
Year ending December 31:
2014	$336	$497
2015	336	395
2016	336	329
2017	336	230
2018	336	230
Thereafter	6,020	828
	7,700	2,509
Less amount representing interest	2,883
Total present value of net minimum obligation under capital lease (current and noncurrent) payments	4,817
Less obligation under capital lease – current portion payments	124
Obligation under capital lease – noncurrent portion payments	$4,693

Certain leases include escalation clauses relating to the consumer price index, utilities, taxes, and other operating expenses. The Company will receive additional rental income in future years based on those factors that cannot be estimated currently.

Note 9. Income Taxes

Income taxes

The Company’s income tax provision consists of the following (in thousands):
	Successor	Predecessor
	Nine Months Ended	Three Months Ended	Year Ended
	December 31,	March 31,	December 31,
	2013	2013	2012
Current	$(221)	$(64)	$(211)
Deferred	33,414	(1,682)	(6,727)
Total Income Tax Benefit/(Expense)	$33,193	$(1,746)	$(6,938)

Included in other accrued income taxes is an estimated income tax contingency of $9.5 million related to certain potential taxes that could be assessed in connection with the Predecessor’s emergence from bankruptcy in 2010. The Company records potential penalties on uncertain positions when the Company expects to assert a position. Interest is recorded on uncertain tax positions subsequent to the passage of the filing deadline. Included in the tax contingency are $1.8 million and $0.8 million of accrued penalties and interest, respectively.

Note 9. Income Taxes (continued)

A reconciliation of the change in our estimated income tax contingency as follows (in thousands):

Total
Predecessor; Balance at December 31, 2012	$9,165
Additions	74
Predecessor; Balance at March 31, 2013	9,239
Additions	221
Successor; Balance at December 31, 2013	$9,460

Prior to the Holdings Merger in December 2013, the Company was subject to federal and state of Michigan income tax. The Company is no longer subject to federal or state income tax upon the effective date of the Holdings Merger. The Company recognized $33.4 million of income tax benefit during the Successor nine months ended December 31, 2013 due to the elimination of deferred tax liability due to the Holdings Merger. Any gain that would be recognized related to the Holdings Merger by the Successor is expected to be offset by net operating losses, such that no current tax liability is due. The Company is no longer subject to state and local income tax examinations by the tax authorities for years before 2008. At December 31, 2013 and 2012, there is approximately $9.5 million and $9.2 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

Deferred tax

Deferred income taxes result from temporary differences between the recognition of income and expenses for financial statement and income tax purposes. Temporary differences and net operating loss carryforwards, which give rise to the net deferred tax liability position, as of December 31, 2012 are as follows:

Deferred Tax Asset

As of December 31,
2012
Property, building and equipment	$2,314
Intangible assets	8,947
Net operating loss carryforwards	18,793
Other	790
$30,844
Valuation allowance	$(30,844)

Net deferred tax assets	$—

Deferred Tax Liability

Intangible assets	$(16,821)
Total deferred tax liability	(16,821)
Net Deferred Tax Liability	$(16,821)

The Company had a full valuation allowance at December 31, 2012.

Tax rate reconciliation - loss before provisions for income taxes

The Company’s effective tax rate reconciliation for the Successor nine months ended December 31, 2013, Predecessor three Months ended March 31, 2013 and Predecessor year ended December 31, 2012 is as follows:

	Successor	Predecessor
	Nine Months Ended December 31,	Three Months Ended March 31,	Year Ended December 31,
	2013	2013	2012

U.S. Federal statutory tax rate	35%	35%	35%
State taxes	—	—	(1)%
Valuation allowance	(35)%	(15)%	(77)%
Effect of reorganization	64%	—	—
Tax contingency	(1)%	(1)%	(2)%
Effective Tax Rate	63%	19%	(45)%

Note 9. Income Taxes (continued)

Due to the effects of the deferred tax valuation allowance and the reorganization of our legal structure in 2013 which resulted in the reversal of our deferred tax balances, our effective tax rates in 2013 and 2012 do not have the customary relationship to our loss before income taxes and are not meaningful. The income tax benefit for the successor nine months ended December 31, 2013 resulted primarily from the reversal of our deferred tax liability related to indefinite lived intangible assets due to our conversion to a flow-through entity which is no longer subject to federal and state income taxes.

Note 10. Gaming Taxes and Fees

Under the provisions of the Michigan Gaming Act, casino licensees are subject to the following gaming taxes and fees on an ongoing basis:

●	An annual licensing fee;

●
An annual assessment fee payment, together with the Detroit Commercial Casinos, of all MGCB regulatory and enforcement costs. The Company prepaid $10.8 million for its portion of the fiscal 2014 annual assessment in 2013; the fiscal 2013 annual assessment was paid in 2012, and was $10.6 million.

●	A wagering tax, calculated based on adjusted gross gaming receipts, payable daily, of 19%.

●	A municipal services fee payment; an amount equal to the greater of 1.25% of adjusted gross gaming receipts or $4.0 million annually.

These gaming taxes and fees are in addition to the taxes, fees, and assessments customarily paid by business entities conducting business in the state of Michigan and the city of Detroit. The Company recorded $51.3 million, $18.6 million and $74.8 million for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively.

The Company is required to pay a daily fee to the city of Detroit in the amount of 1% of adjusted gross receipts, increasing to 2% of adjusted gross receipts if adjusted gross receipts exceed $400.0 million in any one calendar year. Additionally, if and when adjusted gross receipts exceed $400.0 million, the Company will be required to pay $4.0 million to the city of Detroit. The Company’s adjusted gross receipts did not exceed $400.0 million during the calendar year ended 2013 or 2012.

Note 11. Commitments and Contingencies

The Company is a defendant in various pending litigation. In management’s opinion, the ultimate outcome of such litigation will not have a material adverse effect on the results of operations or the financial position of the Company.

Under the Revised Development Agreement, should a triggering event, as defined, occur, the Company must sell its assets, business, and operations as a going concern at their fair market value to a developer named by the city of Detroit. The Company noted that for the period ended December 31, 2013, no triggering event has occurred.

During the fourth quarter of 2013, the Company and certain executive executed employee termination agreements resulting in termination benefits of approximately $1.2 million being recorded in Ownership transition and termination benefit expense within the consolidated statement of operations. The $1.2 million of expense was recorded within Accrued expenses and other liabilities.

Note 12. Stock Based Compensation

The Company accounted for its stock based compensation in accordance with ASC Topic 718. All unvested stock-based compensation vested in the second quarter of 2013 due to the Athens Transaction. Stock based compensation expense for the Successor nine months ended December 31, 2013 and Predecessor year ended December 31, 2012 totaled $0.9 million and $0.8 million, respectively.

The fair value at the grant date of restricted stock and restricted share units granted during the Successor nine months ended December 31, 2013 was approximately $90.

The following table summarizes the Company’s unvested restricted share and restricted share unit stock activity:

	Restricted Shares	Restricted Share Units
Unvested at December 31, 2012	3,426	12,831
Granted	—	144
Vested	(2,501)	(12,975)
Forfeited	(925)	—
Unvested at December 31, 2013	—	—

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

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012 (in thousands, except per share data):

	Predecessor
	Three Months Ended March 31,	Year Ended December 31,
	2013	2012

Net loss attributable to common stockholders for basic computation	$(11, 155)	$(23,795)
Less: Preferred stock dividends	(3,048)	(12,194)
Less: Preferred stock dividends on shares underlying warrants	(1,243)	(4,973)

Adjusted net loss available to common stockholders	(15,446)	(40,962)

Basic and diluted loss per common share:
Weighted average common shares outstanding	154,312	149,146

Basic and diluted loss per common share	$(100.10)	$(274.64)

Due to the Company’s net loss for the years ended December 31, 2012, the dilutive effect of restricted share units, convertible preferred stock, and warrants were not included in the computation of EPS, as their inclusion would have been anti-dilutive.

Note 14. 401(k) Plan

Employees of the Company can participate in a 401(k) Plan. For union employees, the Company makes contributions to the 401(k) Plan based on years of service. The total expense recognized under the 401(k) Plan by the Company was $1.8 million, $0.5 million and $2.1 million for the Successor nine months ended December 31, 2013, Predecessor three months ended March 31, 2013 and Predecessor year ended December 31, 2012, respectively.

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

Note 16. Michigan Gaming Control Board Covenant

On June 28, 2010, the MGCB approved Greektown’s initial post-bankruptcy ownership structure, capitalization and management. The MGCB’s approval order (the “Order”) provides that the Company must demonstrate its continuing financial viability for so long as any indebtedness is outstanding under the Revolving Loan and the Senior Secured Notes by complying with a minimum fixed charge coverage ratio maintenance covenant and a limitation on certain restricted payments.

Minimum Fixed Charge Coverage Ratio

The Order requires the Company and its subsidiaries to maintain a ratio of EBITDA to Fixed Charges (each as defined below) on the last day of each calendar quarter of not less than 1.05 to 1.00. The fixed charge coverage ratio will be measured on a trailing twelve month basis.

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

Note 16. Michigan Gaming Control Board Covenant (continued)

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

The fixed charge coverage ratio is measured on a trailing four quarter basis. We are required to comply with this covenant for so long as any indebtedness is outstanding under our Revolving Loan facility and the Senior Secured Notes. The Company was not able to maintain the required minimum ratio of EBITDA to fixed charges for the twelve month measurement periods ending March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013. At the April 9, 2013, June 11, 2013, September 9, 2013 and December 11, 2013 meetings of the MGCB, the MGCB approved the Company’s request for suspension of the covenant for the measurement periods ending March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, respectively. The MGCB order also contains a limitation on certain restricted payments.

If we fail to comply with these requirements and we are not able to obtain a waiver from the MGCB, we could be subject to additional restrictions on our ability to operate our casino business, fines and suspension or revocation of our gaming license. The revocation of our gaming license or its suspension for more than a short time could result in an event of default under the credit agreement governing the Revolving Loan facility and an event of default under the indenture governing the Senior Secured Notes and could materially adversely affect or eliminate our ability to generate revenue from our casino operations. Even though we obtained a suspension of the covenant for the measurement periods ending March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013 from the MGCB, the MGCB may impose additional covenants or other restrictions on our ability to incur indebtedness, which could materially adversely affect our business.

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

Note 17. Subsequent Events

On January 2, 2014, the Company paid its semi-annual interest payment of $25.0 million on the Senior Secured Notes.

On January 2, 2014 the Company borrowed $12.0 million on the Revolving Loan, of which $8.0 million is currently outstanding.

On January 2, 2014, the Company paid its semi-annual interest payment of $25.0 million on the Senior Secured Notes.

In February 2014, the Board of Directors approved the sale of the company’s Fort Street and Brush Street parking garages and two surface lots to affiliates of our owner, consistent with the receipt of a third party fairness opinion. The total proceeds are anticipated to be approximately $25.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including our President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, our President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer) concluded that as of December 31, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and procedures also were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.

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

Management evaluated, under the supervision and with the participation of the Company’s President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer), the effectiveness of the design and operation of the Company's internal controls and procedures with respect to financial reporting as of December 31, 2013, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based upon that evaluation, the Company's President (Chief Executive Officer) and Senior Vice President (Chief Financial Officer) concluded that the Company’s internal controls and procedures with respect to financial reporting were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth in our definitive proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 11. Executive Compensation.

The information required by this item is set forth in our definitive proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in our definitive proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our definitive proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is set forth in our definitive proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

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

GREEKTOWN HOLDINGS, L.L.C.

By:	/s/ Matthew Cullen
Name: Matthew Cullen
Title: President and Chief Executive Officer
Date: February 14, 2014

Signature	Title	Date

/s/ Matthew Cullen	President and Chief Executive Officer	February 14, 2014
Matthew Cullen

/s/ Glen Tomaszewski	Senior Vice President, Chief Financial Officer and Treasurer	February 14, 2014
Glen Tomaszewski

/s/ Daniel Gilbert	Manager	February 14, 2014
Daniel Gilbert

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Second Amended Joint Plans of Reorganization filed with the United States Bankruptcy Court for the Eastern District of Michigan of December 7, 2009. (Schedules omitted. The Registrant hereby agrees to provide the omitted schedules to the Plan supplemental to the Securities and Exchange Commission upon request). [1]

3.1	Articles of Formation of Greektown Holdings, LLC, dated September 13, 2005.

3.2	First Amended and Restated Operating Agreement of Greektown Holdings, LLC, dated December 20, 2013.

3.3	Rights Agreement, dated as of December 31, 2012, between Greektown Superholdings, Inc. and Continental Stock Transfer & Trust Company. [12]

3.4	Rights Agreement, dated as of December 31, 2012, between Greektown Superholdings, Inc. and Continental Stock Transfer & Trust Company, as amended by Form 8-K filed January 9, 2013. [13]

3.5	Amendment No.1 to Rights Agreement, effective as of April 8, 2013, between Greektown Superholdings ,Inc. and Continental Stock Transfer & Trust Company. [16]

4.1	Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated December 29, 2009. [1]

4.2	Indenture, dated June 30, 2010, by and among Greektown Superholdings, Inc., Wilmington Trust FSB and certain subsidiaries of Greektown Superholdings, Inc. [2]

10.1	Revised Development Agreement, dated August 5, 2002, by and among the City of Detroit, The Economic Development Corporation of the City of Detroit and Greektown Casino, LLC. [1]

10.2	Lease between Adam J. Maida Roman Catholic Archbishop of the Archdiocese of Detroit, Greektown Casino, LLC, dated August 28, 2006. [1]

10.3	Amended Settlement Agreement, dated February 22, 2010, among the City of Detroit, Greektown Casino, LLC, Greektown Holdings, L.L.C. and other affiliated debts and debtors-in-possession. [1]

10.4	Collective Bargaining Agreement, effective June 13, 2008, by and between Greektown Casino, LLC, dba Greektown Casino, and the International Union, Security, Police, Fire Professionals of America (IUSPFPA), and its Amalgamated Local #1227. [1]

10.5	Collective Bargaining Agreement, dated October 17, 2007, between Greektown Casino, LLC, and The Detroit Casino Council. [1]

10.6	Consulting Agreement, dated February 12, 2010, by and between Greektown Casino, LLC and WG-Michigan LLC. [1]

10.7	Indemnification Agreement, dated March 31, 2010, by and among Greektown Superholdings, Inc., Cliff J. Vallier and certain other parties thereto. [1]

10.8	Purchase and Put Agreement, dated November 2, 2009, by and among the Put Parties. [3]

10.9	First Amendment to the Purchase and Put Agreement, dated January 11, 2010, by and among the Put Parties. [3]

10.1	Disclosure filed with the United States Bankruptcy Court for the Eastern District of Michigan on December 7, 2009. [4]

10.11	Form of Litigation Trust Agreement, to be entered into by and among the Debtors, the trustee for the Litigation Trust and certain members of the governing board of the Litigation Trust appointed pursuant to the Plan. [3]

10.12	Form of Litigation Trust 8% Promissory Note. [3]

10.13	Letter Agreement, dated November 13, 2009, by and among the Put Parties and certain pre-petition lenders. [3]

10.14	Form of Management Agreement, to be entered into by and between Greektown Superholdings, Inc. and WG-Michigan, LLC. [3]

10.15	Pledge and Security Agreement, dated June 30, 2010, by and among Greektown Superholdings, Inc., Greektown Newco Sub, Inc., Greektown Holdings, L.L.C., Greektown Casino, LLC, Realty Equity Company, Inc., Contract Builders Corporation and Comerica Bank. [5]

10.16	Pledge and Security Agreement, dated June 30, 2010, by and among Greektown Superholdings, Inc., Greektown Newco Sub, Inc., Greektown Holdings, L.L.C., Greektown Casino, LLC, Realty Equity Company, Inc., Contract Builders Corporation and Wilmington Trust FSB. [5]

10.17	Supplemental Indenture No. 1, dated December 20, 2013, among Greektown Superholdings, Inc., Greektown Holdings, L.L.C., Greektown Mothership Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB as trustee. [18]

10.18	Supplemental Indenture No. 1, dated December 20, 2013, among Greektown Holdings, L.L.C, Greektown Mothership Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as successor by merger to Wilmington Trust FSB as trustee. [18]
10.19	Credit Agreement, dated June 30, 2010, by and between Greektown Superholdings, Inc. and Comerica Bank. [2]
10.20	First Amendment, dated as of July 6, 2011, to the Credit Agreement between Greektown Superholdings, Inc. and Comerica Bank. [6]
10.21	Second Amendment, dated July 8, 2011, to the Credit Agreement between Greektown Superholdings, Inc. and Comerica Bank. [6]
10.22	Third Amendment, dated May 24, 2012 to the Credit Agreement between Greektown Superholdings, Inc. and Comerica Bank. [8]
10.23	Fourth Amendment to the Credit Agreement, dated March 18, 2013, between Greektown Superholdings, Inc. and Comerica Bank. [11]
10.24	Fifth Amendment to the Credit Agreement, dated June 11, 2013, between Greektown Superholdings, Inc. and Comerica Bank. [14]
10.25	Sixth Amendment to the Credit Agreement, dated November 6, 2013, between Greektown Superholdings, Inc. and Comerica Bank. [15]
10.26	Assumption Agreement, dated December 20, 2013, between Greektown Holdings, L.L.C. and Comerica Bank. [15]
10.27	Master Revolving Note, dated December 20, 2013, made by Greektown Holdings, L.L.C. in favor of Comerica Bank. [15]
10.28	Guaranty, dated December 20, 2013, made by Greektown Casino, L.L.C., Realty Equity Company, Inc. and Contract Builders Corporation in favor of Comerica Bank. [15]
10.29	Employment Agreement dated October 12, 2011, between Greektown Superholdings, Inc. and Glen Tomaszewski. [7]
10.30	Agreement and Plan of Merger, dated December 20, 2013, between Greektown Superholdings, Inc. and Greektown Newco Sub, Inc. [15]
10.31	Agreement and Plan of Merger, dated December 20, 2013, between Greektown Superholdings, Inc. and Greektown Holdings, L.L.C. [15]
10.32	Contribution Agreement, dated December 20, 2013, between Greektown Mothership LLC and Athens Acquisition LLC. [15]
16.1	KPMG Letter dated March 31, 2010. [1]
21.1*	List of Subsidiaries of Greektown Holdings, L.L.C.
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

1 Previously filed with Form 10

2 Previously filed with Form 8-K

3 Previously filed with Amendment No. 1 to Form 10

4 Previously filed with Amendment No. 2 to Form 10

5 Previously filed with Form S-4 on September 17, 2010

6 Previously filed with Form 10-Q on August 15, 2011

7 Previously filed with Form 10-Q on November 14, 2011

8 Previously filed with Form 8-K on May 30, 2012

9 Previously filed with Form 8-K on December 31, 2012

10 Previously filed with Form 8-K on January 9, 2013

11 Previously filed with Form 8-K on March 21, 2013

12 Previously filed with Form 8-K on April 9, 2013

13 Previously filed with Form 8-K on April 11, 2013

14 Previously filed with Form 8-K on June 11, 2013

15 Previously filed with Form 8-K on December 26, 2013

- 79 -